Form 10KSB
period 1996-04-30
IFS INTERNATIONAL INC
filed 1996-09-06
CIK 808310

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                      For the fiscal year ended APRIL 30, 1996

           [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

            For the transition period from _________ to __________

                        Commission File Number 33-10970 N.Y.

                ____________IFS INTERNATIONAL, INC.___________
                (Name of small business issuer in its charter)

            ___________DELAWARE____________       _____13-3393646____
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

          RENSSELAER TECHNOLOGY PARK, 185 JORDAN RD., TROY, NY 12180
            (Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (518)283-7900

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class     Name of each exchange on which registered
        ______NONE_________     __________NONE___________

        Securities registered under Section 12(g) of the Exchange Act:

__________________________________NONE_____________________________________
                             (Title of class)

__________________________________NONE_____________________________________
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes__X__   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [   ]

Issuer's revenues for its most recent fiscal year.
___________$2,440,783____________________

The aggregate market value of the voting stock held by non-affiliates computed (based on the closing bid price of the Registrant's common stock on June 30, 1996 which was $.25 per share) was approximately ____$1,559,868_____.

As of April 30, 1996, there were 10,093,612 shares of IFS International, Inc. common stock, par value $.001 per share outstanding.

The exhibit page begins at page 14.

                                    PART I

ITEM 1.  BUSINESS

GENERAL AND RECENT DEVELOPMENTS

INTRODUCTION

IFS International, Inc. (the Company or IFS), was originally incorporated in Delaware in September 1986 under the name Wellsway Ventures, Inc. (WWV). WWV was formed with limited assets as a blind pool to obtain proceeds from a public offering and then to acquire an existing business entity. In October 1987 WWV completed a public offering. Prior to April 1989 WWV had no business or operations. In April 1989 WWV acquired IFS International, Inc. (formerly named Avant-Garde Computer Systems, Inc.), a New York corporation engaged in the development and marketing of computer software. IFS is an international systems integrator, providing cost-effective solutions to the financial industry. In a very competitive arena, IFS has established a reputation as an international supplier of automatic teller machine (ATM) software, IBM host applications and UNIX-based financial processing systems.

The mission of IFS is to identify, develop, market, install and support the full range of industry standard systems required by the ever changing financial community. As an industry innovator,
IFS is in the forefront researching and introducing new products and ideas to meet the increasing demands of the financial industries.

HISTORY AND BACKGROUND OF IFS

The Company was initially organized to provide software, systems support and technical backup needed by financial institutions implementing automatic teller systems.

Initially, the major focus of the Company's product line was ATM software, branch automation system software and applicable IBM mainframe support applications. As the Company gained extensive experience in a wide range of financial services environments, many new specialty areas for financial systems were developed.

In 1988, IFS identified Open Systems, the relational database technologies, as well as the UNIX operating system as state-of-the-art computer technology that would be the platform to provide the future for Electronic Funds Transfer (EFT) systems. The investment of over $4 million, together the cooperation of various hardware companies including Digital Equipment Corporation, Hewlett Packard, IBM and Unisys and IFS' experience of 12 years specializing in EFT, culminated in the development of the Company's TechNique Plus II (TPII) product in the latter part of 1991.

The Company announced in 1990 that it installed the first live VISA cash advance transaction in the Czech Republic into Visa International, for a project done in conjunction with Czech Savings Bank Company LTD. The system made available cash advances from the ATMs within the Czech Savings Bank's network utilizing the Company's UNIX-based EFT management system. The Company designed the intercept processor/switch system to fit into any financial processing system worldwide.

In 1992, the Company opened a sales office in London, England to serve existing customers and aggressively prospect for new business opportunities. In 1994, an office was opened in Singapore and a subsidiary, IFS International, Inc. (S) Pte Ltd., was established to conduct business in the Far East. This subsidiary is currently inactive.

The Company is currently working closely with Eurocard, (Mastercard's European Division), VISA International and several other ATM networks on providing its low-cost, industry-standard system to their customers.

RELATIONSHIP WITH HARDWARE VENDORS

The Company was previously dependent to a large extent on its relationship with NCR for the source of its hardware (ATMs and computers) and marketing of its products. The Company's latest product, TPII, enabled it to enter into new business relationships with other hardware vendors. The Company currently has formed marketing relationships with IBM, UNISYS, ORACLE and Digital Equipment Company, LTD. and is a Value Added Reseller (VAR) for each.

                                      PRODUCTS
ATM RELATED PRODUCTS

TECHNIQUE

Presently, the primary source of revenue is from the Company's TPII product. Prior to the development of TPII, the Company's principal source of revenue was the installation of turnkey ATM systems under the name TechNique. The TechNique system is marketed as a package or turnkey product for all of the functions and components of an NCR ATM installation or upgrade. The package, which includes ATM hardware and Company proprietary software, enables a client's depositors to perform electronic funds transfers and interfaces with the Bank's host computer or data center. The package also includes depositors' access card encoding, training, support, documentation and consumer marketing. The Company also sells individual components in addition to entire system packages.

The TechNique software enables an ATM to perform EFT functions, including withdrawals, deposits and recording of the transactions by the host computer. Generally, the ATM interfaces and communicates with a host bank computer or processing center which contains the detailed records of customer accounts. A computer transaction recording a withdrawal is effected by the bank computer and transmitted (in micro seconds) to the ATM through "on-line processing." The program also has the capacity to enable the ATM to operate when the bank's central computer is shut down ("off-line processing"). In the off-line processing mode, the card number and credit limits of the users are stored directly on the ATM card. Any transaction is recorded and stored on tape or disc in the ATM. When the system is placed back on-line, these transactions are recorded by the bank host computer or service center. The TechNique software is offered with optional enhancements, including standardized and custom enhancements such as voice, graphics and multilingual capability.

The Company no longer actively markets TechNique, whose primary market was community banks, and as a result new installations and revenues are minimal.

TECHNIQUE PLUS

In 1987, the Company commenced marketing an IBM host software application package called TechNique Plus. This package interfaces the ATM and local, regional and national ATM/EFT networks with the IBM host computer using IBM CICS software. CICS is a database widely used by many larger-sized banks in connection with their IBM mainframes. The TechNique Plus software package enabled a client to perform the same functions as the basic TechNique package as well as some additional features. The TechNique Plus system package incorporates an intercept processing software module which enables the ATM and host computer to interface with local, regional, shared or national EFT networks as well as various credit card issuers (VISA, AMEX, MASTERCARD). A significant feature of the intercept module is that it does not route customer transactions on the host bank's account to the network, thereby saving the host bank the network transaction fee. (See description of TechNique Plus II).

TechNique Plus was utilized as the foundation for the Company's TPII product, described below. The Company is no longer marketing TechNique Plus and revenues are minimal from this product.

TECHNIQUE PLUS II (TPII)

In 1990, the Company announced a new application software package to be marketed under the name: TechNique Plus II. The TechNique Plus II program is written in C language and operates on any hardware platform utilizing the UNIX operating system and, therefore, becomes portable across systems in multi-vendor environments. In fiscal year 1992, the Company installed its' first beta test sites and continues to work with these initial customers on enhancing the TechNique Plus II product which is now commercially available. The product has been installed at over 22 locations with an additional 10 installations in process.

Also known as the Prefix Processor, TPII is an EFT network manager designed to "front-end" a financial institution's central processing unit acting as an intermediary between such processing unit and the ATMs (or other transaction source) in several possible configurations. TPII can be located at the main office, a branch or at a data processing facility. The software package provides for 7-day, 24-hour remote banking which utilizes customer balance files and communicates with the clients' in-house computer or data center on a continuous (real time) or batch basis with no changes required to existing host application software. The Prefix Processor is designed to interface with the host computer. It is capable of sending or receiving messages from ATMs, Point of Sale (POS) devices and EFT networks and host processors. It processes transactions without the necessity of interfacing with the main or host processor and periodically inputs the transactions into the mainframe. It contains the intercept module of TechNique Plus and, as such, eliminates reliance on third parties for performing certain functions on a fee basis. For example, a transaction initiated by a customer of a bank at the bank's ATM belonging to a larger shared EFT network generally is initially routed to the network computer for a fee before it is routed back to the bank's host computer for an "on us" transaction. The intercept module routes the "on us" transaction to the bank for direct processing of the bank's own customer, thereby bypassing the network. This feature has recently become valuable with a legal ruling preventing the networks from precluding membership unless "on us" transactions were routed to it initially.

The Prefix Processor enables clients which have EFT transactions to achieve significant fee savings and enhanced processing performance at both a relatively low operating cost and capital investment, which should lower EFT costs to users and broaden the market appeal overall. In addition, the software is portable to other UNIX platforms.

Users with significantly larger transaction volumes presently utilize proprietary fault tolerant dual processors and related software for their EFT/POS needs. The overall hardware/software package addressing this end of the market has a high initial cost as well as significant maintenance expenditures. The Company is engaged in ongoing dialogues to establish relationships with UNIX-based hardware fault-tolerant manufacturers. The Company believes the cost per transaction of its Prefix Processor is estimated to represent a material reduction over present competitive systems, taking into account hardware/software costs and performance. Recently, the hardware leaders in this field (Tandem Computers, Inc. and Stratus Computer, Inc.) have each introduced UNIX-based fault-tolerant hardware which could run the TechNique Plus II package. A recent installation was effected on a Tandem Computer.

Since its inception, TPII has proven to be a success. Banks are now using TPII to provide an EFT solution that meets not only their timeframes and fiscal budgets, but also their functional and support requirements. Due to its scalability, TPII has become a proven EFT solution for small, mid-size and large financial institutions throughout Europe, Asia, the Caribbean, South America and in the U.S. By utilizing state-of-the-art open hardware and software platforms, management of the Company believes that TPII will remain a viable EFT option long after the proprietary technologies of the 1980's are obsolete.

SPECIAL DEVELOPMENT CONTRACTS

From time to time, the Company performs specialized software modifications or enhancements to its software for its customers. The Company generally receives a fee for the modification and has all proprietary rights to the software developed and may then include the modification in its standard software packages. Revenue from this source has not been significant. The Company, however, finds these contracts to be beneficial because of the resulting enhancements to its base products.

SUPPORT AND MAINTENANCE REVENUE

Twenty-four hour support is provided for the Company's customers who have elected to purchase maintenance coverage. Maintenance fees associated with TPII are greater than fees associated with the Company's other products. Therefore, as more TPII sites are installed, maintenance revenue is expected to increase. In fiscal year 1996, approximately 17% of the Company's revenues were derived from this source.

MARKETING AND CUSTOMERS

IFS has a multi-faceted marketing approach. Mr. Charles J. Caserta, President of the Company, directs the marketing and sales staff which includes one other employee. This employee is the Director of the Sales and Marketing Division in the Company's European office based in London.

In addition, leads are provided by the sales organizations of many vendors such as Digital Equipment Corporation, Visa, MasterCard, Unisys, IBM and Sequoia. IFS product information is broadcasted internally within these organizations through in-house newsletters and other promotional tools. Products are also advertised externally via user publications and at various trade shows. IFS has established marketing programs with Digital Equipment Corporation, IBM and Unisys and is seeking other vendors for its TechNique Plus II product. The Company also intends to advertise extensively in publications targeted for financial institutions.

COMPETITION

The development and marketing of software for financial institutions is highly competitive. The Company encounters both direct and indirect competition from several different sources which vary depending on the particular product or
services involved and the size of the customer served.   Many of these
competitors have greater financial resources than the Company. In addition, many of the larger financial institutions have developed their own systems internally.

The Company's standardized, UNIX-portable TPII product, faces strong competition from proprietary solutions although the Company believes the product will continue to be competitive based on cost and technology. In the high end of the mature financial EFT market, well established worldwide competition includes Transaction Systems Architects, Inc., Deluxe Data Systems, SDM and S2 Systems, whose products run on Tandem or Stratus fault-tolerant computers with proprietary operating systems.

When acting as a VAR for hardware ATM and computer sales, the Company encounters competition from original equipment manufacturers such as: NCR, Interbold, Fujitsu and Omron as well as EFT software system integrators Kirchman, Hogan, Arkansas Systems, Jack Henry, Diebold and EFT shared regional networks such as: NYCE, MAC and HONOR. Price competition is considerable with discounting from list used as an inducement to buy software and mainframes or to become members of the networks. In addition, an active market exists for used ATM hardware.

The Company believes TPII has many potential uses in the retail chain/supermarket industry. It is presently engaged in preliminary discussions with a number of hardware firms (mainframe, minicomputer, electronic cash register, scanner, point of sale devices) and third party service providers (credit card authorization and check verification-guarantee services) regarding the possible integration of its product as part of a total EFT solution. To date the Company has made no sales into this market sector.

To the best of the Company's knowledge, TPII was one of the first UNIX-based, EFT solutions available in the United States. It is aware however, that a systems integrator, Shared Financial Systems, Inc., which has been acquired by Stratus and operates as S2 Systems, Inc., has developed its own UNIX-based transaction processing package and Transaction Systems Architects, Inc. has begun to market a UNIX based product, TRANS 24.

In addition to in-house proprietary EFT systems, there are numerous companies which offer outsourcing EFT services. These third party providers primarily drive ATM's belonging to financial institutions. A significant portion of all of ATM transactions are processed by these third party providers. The principal companies in this area are: Electric Data Systems, Deluxe Data Corporation, Affiliated Computer Services, FISERV, Money Access Services (MAC), Information Services and First Data Corporation.

Although the retail/POS field is relatively small, it is rapidly growing and numerous participants are positioning themselves to capture various segments of the market. Most of these companies are well established, have greater financial resources and an established customer base. There can be no assurance that the Company can make any inroads in this highly competitive marketplace or that its efforts will be successful.

REGULATION

The Company's applications are utilized primarily by financial institutions. Such institutions are subject to state and/or federal regulation. Hence, it is possible that banking regulations may have a material effect on the Company's operations. To date, however, the Company has not experienced problems in this regard.

EMPLOYEES

As of July 31, 1996, the Company had thirty-three employees, thirty-two of which were full time. Two employees comprise the direct sales force; twenty-five employees are involved in product development, technical support and services and six employees are involved in office administration. Additionally, the Company engages various consultants from time to time to assist with product development and enhancements to existing products.

The Company believes it can continue to attract skilled personnel for all areas and has been able to keep turnover to a minimum. However, the Company acknowledges that the competition to employ skillful professionals is intense. None of the employees are covered by a collective bargaining agreement and there have been no work stoppages. Management believes that the Company has very good employee relations.

SOFTWARE DEVELOPMENT AND FUTURE PRODUCTS

Competition, technological advances, changes in customer requirements, deregulation and other regulatory changes affecting financial institutions necessitates an ongoing enhancement and development effort to meet the comprehensive processing needs of banks and other financial institutions. As a result, ongoing expenditures are required for continued enhancement of the Company's existing software products and the development of new software products, which take advantage of technological advances and respond to the increasingly sophisticated requirements of its customers.

The Company will continue to monitor the financial industry to be prepared to design and develop new systems. Systems development progresses from planning to prototypes and finally to initial marketing. The Company also enters into development contracts with clients pursuant to which the Company develops enhancements to its existing products. The Company typically retains rights to such enhancements.

The Company also believes that an opportunity exists to accommodate the small users of ATMs which could justify the in-house operation of their own system by utilizing a P.C. based UNIX product. However, it has no current plans to sell into this market niche.

TRADEMARKS AND LICENSES

The Company does not own any patents or copyrights and seeks to protect its proprietary software as trade secrets by incorporating in its license agreements restrictions which prohibit resale, transfer, disclosure or reproduction (except for back-up) and restrict usage to a designated site. The Company also obtains confidentiality agreements from its employees, customers and others who have access to its' software.

In January, 1991, the Company was issued a trademark for the Company's logo from the United States Patent and Trademark Office.

LICENSES, SUPPORT AND TRAINING

The Company licenses its software products under non-exclusive perpetual license agreements. Under these agreements, the customer receives the non-exclusive right to use one copy of the software product on designated equipment upon payment of a one-time fixed license fee. Each ATM requires a separate copy of the TechNique software and the user is charged a separate fee for each copy.

The standard TechNique license agreement normally requires payment at the time of signing of 50 percent of all product license fees. The remaining 50 percent of the product license fee is due and payable upon product installation at the customer site.

Contracts for design, installation and licensing fees for TechNique Plus II generally begin at $180,000 and average approximately $300,000 per contract. Payments under these types of contracts are usually in several stages commencing with signing and then as certain milestones are completed.

The Company provides software product maintenance under contracts having a minimum term of one year. Yearly maintenance fees are typically 15% of the original product license fee, subject to annual increases and are payable monthly or annually. During the period of maintenance, the customer receives copies of the Company's latest standard releases and any software enhancements that the Company considers to be logical improvements. These releases and enhancements are accompanied by documentation updates as necessary.

If contracted for separately, the Company will provide on-site training of customer personnel. Depending on the complexity of the customer's system, training can take from 2-4 days to 2-4 weeks.

SEGMENT INFORMATION

The Company operates primarily in one industry segment, which includes the development, marketing and support of software products and services primarily focused on facilitating electronic payments and electronic commerce. See Note 12 to the Company's Consolidated Financial Statements for information relating to geographic regions.

ITEM 2.  PROPERTIES

The Company's headquarters, which consist of approximately 8,500 square feet of leased office space, is located at 185 Jordan Road, Rensselaer Technology Park, Troy, New York. The Company maintains U.S. operations at this location. The term of the lease of the premises expires July 31, 1999. The Company has the option to renew at a mutually agreeable rental at least 30 days prior to expiration. The current annual base rental amount is $82,476. In addition to base rent, the Company pays a pro-rata share of operating costs.

The Company's European Sales and Marketing office is also leased and is located at Salamander Quay (West), Park Lane, Harefield, Uxbridge, Middlesex, UB9 6NZ, England. This office consists of approximately 890 square feet. The term of the lease of the premises expires June 1999. The current annual base rental amount is approximately $23,000. At present, there are no contracted obligations for the Singapore office.

Both of the Company's leases of office facilities are operating leases. The Company has no options to acquire any of its' leased facilities.

ITEM 3.  LEGAL PROCEEDINGS

On June 15, 1989 the Company commenced an action against S.L.M. Software, Inc. ("SLM") in the Supreme Court of the State of New York (the "NY Action"). The action seeks money damages from SLM for fraud and breach of contract, and further seeks rescission of a certain contract between the parties. Thereafter, SLM commenced a separate action against the Company in the civil trial courts of the province of Ontario, Canada (the "Canadian Action"). Subsequently, the NY Action was dismissed on the ground that New York State is an inconvenient forum. Accordingly, both the Company's and SLM's claims will be litigated in Ontario, Canada.

The Company has retained the law firms of Harris Beach & Wilcox, LLP to assist in the selection and employment of Canadian counsel to represent the Company in the Canadian Action, and to assist the Canadian counsel with respect to the defense of that action and the prosecution of the counterclaim contained therein. The Company has selected and retained Canadian counsel.

The information known to the Company in the Canadian Action, SLM is seeking $5,000,000 in general damages for breach of contract, and $300,000 in special damages for breach on contract and negligence. Canadian Counsel advises that the Canadian case is inactive and has been inactive for months. However, the case has not been discontinued, and no motion has been made to dismiss the case for lack of prosecution. It is therefore still an outstanding claim against the Company. The Company vigorously contests the merits of the claim. The outcome of the SLM claim might have a material adverse effect on the Company's business, business prospects or financial position.

The Company is not aware of any other legal proceedings.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 16, 1996. Of the 10,093,612 shares eligible to vote at the annual meeting, 5,561,223 shares were represented in person or by proxy for the election of directors and appointment of independent auditors. The following is a summary of matters voted upon at the meeting.

Nominees for Director
for One-Year Term Expiring     NUMBER OF   NUMBER OF
in 1997:                       VOTES FOR   VOTES WITHHELD   BROKER NON-VOTES
Frank A. Pascuito              5,561,223   0
Charles J. Caserta             5,561,223   0
Simon J, Theobald              5,561,223   0
Jerry Tishkoff                 5,561,223   0
Arnold Wells                   5,561,223   0
Seymour Pearlman               5,561,223   0
Ratification of Appointment
of Urbach Kahn & Werlin as
Independent Auditors           5,561,223   0

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) MARKET INFORMATION - The principal U.S. market in which the Company's securities are traded is the over-the-counter market on the Electronic Bulletin Board. The aforesaid securities are traded, if at all, on a sporadic basis. The range of reported low and high bid quotations for each quarter of the last two fiscal years is listed below. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Volume, however, has been sporadic and not necessarily indicative of market value. Source of the market information below is from the CAPITAL DISTRICT BUSINESS REVIEW.

                            IFS International, Inc.
                              MARKET INFORMATION

QUARTER ENDED             HIGH          LOW
July 31, 1994             .15           .09
October 31, 1994          .15           .09
January 31, 1995          .15           .09
April 30, 1995            .15           .09
July 31, 1995             .15           .15
October 31, 1995          .15           .15
January 31, 1996          .19           .15
April 30, 1996            .63           .19



 (b) HOLDERS - The number of stockholders of the Company's Common Stock, as of April 30, 1996, amounted to approximately 450 persons, and/or firms
       (inclusive of brokerage firms, nominees and/or clearing houses).

(c) DIVIDENDS - The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its projected requirements, does not contemplate or anticipate paying any dividends upon its common stock in the foreseeable future.

           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                                 INTRODUCTION

IFS International, Inc. or ("the Company") is a business corporation organized under the laws of the State of Delaware and is a holding company for IFS International, Inc. ("the Subsidiary"). The Company does not currently have any independent activities apart from overseeing the operations of the Subsidiary. Because the Company has no independent operating history, all material information pertaining to its business and operations are of the Subsidiary. Accordingly, the following discussion is intended to provide information about the financial condition and results of operations of the
   Company and its Subsidiary on a consolidated basis and should be read in conjunction with the Consolidated Financial Statements and their related notes.

                             RESULTS OF OPERATIONS

 FISCAL YEAR ENDED APRIL 30, 1996 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1995

   Revenue for the fiscal year ended April 30, 1996 increased by $399,526 or 19.6%. The increase is attributable to TechNique Plus II which generated 1996 license fee revenues of $1,955,657 versus $1,638,004 in 1995. As of April 30, 1996, the backlog of contracted TPII revenues approximate $555,273 all of which is expected to be realized in fiscal year 1997.

International revenues accounted for 82% of revenue for fiscal year 1996 verses
  91% for fiscal year 1995. The decrease in international revenue is not an indication of any trend. The decrease is a result of an increase in revenue domestically. The Company expects international revenues to continue to be a significant portion of its revenue in the future.

Revenue from license fees of the Company's software product TechNique, amounted to $103,213 in 1996 versus $153,791 in 1995.  This decline is attributable to the fact that the Company no longer sells this product which although it retains its functionality is not profitable to market and demand is de minimus.

  The Company's recurring service fee revenues increased $132,663 or 47.4% in 1996 to $412, 743 from $280,080 in 1995. The increase is as a result of the increase in the installed base of TPII software and the attendant contracted maintenance service revenue which commences after the warranty period expires.
   This revenue is realized ratably over the life of the contract (12 months typically). As of April 30, 1996 the Company had $252,535 in deferred maintenance revenue on its' balance sheet since it is billed and prepaid on an annual basis.  Strong revenue growth is expected to continue in this area.

    Operating expenses in fiscal year 1996 increased by $77,023 or 4.1% to $1,933,652 from $1,856,629 in the prior year. Research and development expenses increased $121,950 or 44.2% from $276,026 in the prior year. The increase in research and development is a result of the increase in staff in the department.  Salaries decreased by $91,081 or 11.8% from $770,352.  This is a result of a decrease in commissions accrued in fiscal year 1996 as compared to 1995. Rent expense decreased $20,636 or 18.9% to $88,405 as compared to $109,041 in fiscal year 1995. This decrease is a result of the decrease in rent expense for the Singapore office.  During this fiscal year the Company did not rent or lease space in Singapore. Selling, general and administrative expense increased $63,917 or 9.4% to $745,273 as compared to $681,356 in the prior year.  This is also a result of an increase in staff.

 The Company incurred a net loss for fiscal year 1996 of $48,380. During 1996, the Company increased its' staff in all departments based upon projections that sales in fiscal year 1996 would be sufficient to meet the increase in staffing and still allow the Company to record a profit. However, sales were less than expected and the Company incurred a loss for the year. The Company continues its' plan to increase staff for fiscal year 1997. The Company's projections indicate that sales should increase sufficiently to meet costs associated with planned staffing increases and to record a profit for fiscal year 1997.
                 However, there can be no assurances of this.

 FISCAL YEAR ENDED APRIL 30, 1995 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1994

Revenue for the fiscal year ended April 30, 1995 decreased by $125,091 or 5.8%.
  The decrease was primarily attributable to a $211,803 or 57.9% decrease in revenue from one of the Company's initial products, TechNique. Revenue from
TechNique in fiscal year 1995 was $153,791 as compared to $365,594 in the prior fiscal year. It was expected that revenue from this product would continue to decrease as the Company was no longer marketing the product.
  Revenue from the Company's TechNique Plus II product continued to increase.
                                 Total revenue
   from this product increased $47,995 or 2.7% including a $83,953 or 127.3% increase in maintenance revenue. Maintenance revenue from TPII will continue to increase in association with installations.  The Company projected continued
                    increases in TechNique Plus II revenue.

The Company's recurring service revenue increased $27,731 or 11%.  The increase was a result of the increase in TPII software maintenance revenue mentioned above. The relatively large increase in TPII maintenance revenue was offset by the decrease in maintenance revenue from TechNique.  Service revenue is expected to increase in fiscal year 1996.

     Operating expenses in fiscal year 1995 increased $370,380 or 24.9% to $1,856,629 compared to $1,486,249 in the prior fiscal year. All areas of operating expenses increased in association with the overall growth of the Company. Research and development and salaries increased as a direct result of an increase in staff from the prior year. Rent expense increased as a result of additional rent incurred for the Company's offices. Selling, general and administrative expenses increased $161,505 or 31.1%. This was also attributable to an increase in staff as well as additional travel expenses incurred with the opening of the Singapore office.  An increase in legal and professional fees also contributed to the increase in selling, general and administrative expenses.

 Net income for the year was $172,215 as compared to the prior fiscal year net income of $148,875. Included in fiscal year 1995's net income was an extraordinary item, gain on debt restructuring and extinguishments of $377,687. The extraordinary item was a result of debt restructuring and settlements reached with several of the Company's creditors. In the cases of debt restructuring, interest that had accrued was forgiven and repayment terms extended. In cases where a settlement was agreed, the creditors accepted a final payment of an amount that was less than accrued.

                        LIQUIDITY AND CAPITAL RESOURCES

 The Company's primary source of funds has been operating revenue. Funds from operating revenue have been improving as a result of increased revenues from
TPII. As a result, together with several debt restructurings, the Company had been able to reduce working capital deficit through April 30, 1995. However, in fiscal year April 30, 1996, the working capital deficit increased to $798,225 at April 30, 1996 from the prior year's deficit of $700,196. The increase in the working capital deficit, is primarily attributable to the use of working capital for capitalized software purposes.

After several years of losses due to the development of TechNique Plus II, IFS became profitable in fiscal years 1993 and 1994 and 1995. While the Company suffered a loss in fiscal year 1996, the Company's current projections indicate that it will be profitable over the next several years. Prior to 1993, the Company sustained losses from operations in several consecutive fiscal years. This was a result of the Company's existing products becoming antiquated and the write off ($1,040,000) of software development costs in fiscal year 1991.

The Company is actively marketing TPII to the financial industry worldwide and has had multiple system installations in the European market place.

 As a result of the Company's efforts to enter joint marketing relationships, the Company signed a prime contracting agreement with Digital Equipment Corporation in 1994. In September 1995, the Company, in association with
Digital Romania, secured a contract in Bucharest. In 1995, the Company entered into a re-licensing agreement with a Digital Distributor, Prime Systems Plus, Inc. in the Philippines. Prime Systems has several strong prospects for TPII in fiscal 1997. The Company will continue to market to distributors of Digital
                    Equipment Corporation around the world.
The Company has also entered into an agreement with VISA International Service
  Association to provide a software application involving Stored Value Cards. When completed the Company and VISA International will begin to market the application worldwide. The application will also become available for all current customers to add to their existing systems.

  The Company is aggressively establishing joint marketing relationships with other major companies around the world. Management of the Company believes that these relationships combined with the Companies' direct selling efforts can provide a steady revenue flow to meet projections and debt service in 1997 and beyond.

  The Company does not forecast any material capital expenditures in the next year.

Based on the price structure of TPII, the Company believes that future revenue derived from its forecasted sales volume will be sufficient to meet operating and debt service needs for the coming fiscal year, but there is no guarantee that the Company's sales and cash collections will meet projections. As a result of insufficient cash flow during fiscal year 1996, the Company was not able to meet its scheduled debt service requirements nor pay its trade creditors on a current basis. In anticipation of its' working capital and personnel salary requirements that will be incurred should the Company's business plan be successfully implemented, the Company has signed a letter of intent with an underwriter to effect a firm commitment equity offering with minimum gross proceeds of $5 million. In the interim, in anticipation of the equity offering, the Company is nogotating to obtain a $500,000 bridge loan which will be used to fund the upfront costs of the proposed secondary offering as well as general working capital needs. There can be no assurances that the proposed equity offering will be successful.

                                   INFLATION

The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.

                         ITEM 7.  FINANCIAL STATEMENTS

   The Financial Statements required to be filed herein are included in this report beginning on
                                   Page F-1.

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                            ACCOUNTING AND FINANCIAL DISCLOSURE

                                           None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Set forth below are the names of the Company's officers and directors.

NAME                        AGE     POSITION
Charles J. Caserta          40      President and Director
Frank A. Pascuito           40      Chairman of the Board, Chief
                                    Executive Officer, Secretary and Director
Arnold Wells                78      Director
Seymour Pearlman            73      Director
Jerald Tishkoff             59      Director
Simon J. Theobald           33      Director, Director of Sales and
                                    Marketing for the London office.


CHARLES J. CASERTA has been the President and a director of the Company since 1989. Since 1981, he has been employed by IFS, which he co-founded and served as its Chairman until November 1987. Mr. Caserta has over ten years of consulting and marketing experience in electronic funds transfer systems designs, sales and service. Mr. Caserta is a graduate of Villanova University with a B.A. degree in English.

FRANK A. PASCUITO co-founded IFS predecessor company, Avant-Garde, in 1981 and served as its President until November 1987. In 1989, he became the CEO of IFS and was named Chairman. Prior to his employment with IFS, he was employed by NCR Corporation<O~>s ATM software development team for their 1700 series ATMs. As a consultant to NCR in 1979, he assisted in the development and performed the installation of the first on-line/off-line ATM system for NCR in the United States. Mr. Pascuito is a graduate of the State University of New York at Potsdam with a B.S. degree in Computer Science. He is active in several area organizations dealing with technology, software, and world trade.

ARNOLD WELLS has been a director of the Company since 1986. From 1976 to present, Mr. Wells has been a private investor and consultant in the health and communications fields. Mr. Wells organized Wells Television (subsequently named Wells National Services). In 1978, Mr. Wells formed WellsArt Limited, a company which is engaged in the publishing and licensing work of prominent artists.

SEYMOUR PEARLMAN has been a director of the Company since 1989. He is a Senior Vice President and a Director of First Albany Corporation and has been a member of the New York Stock Exchange for 30 years. Mr. Pearlman is a graduate of Union College and Yale University.

JERALD TISHKOFF was appointed to the board in May 1994. He graduated from Western Reserve University of Cleveland in 1959 with a B.B.A. Degree and attended Western Reserve University Law School. From 1957-1967 Mr. Tishkoff was Vice President of Hostelco, providing television services for Hospitals. In 1967 he became Director of Marketing for Wells National Services in New York. After an acquisition in 1991 he assisted in forming Allen Technologies of which he is Director of Marketing and Board Member. He also serves on the Board of SCOA Corporation of Columbus, Ohio and the Advisory Board of the Federation of Cleveland.

SIMON J. THEOBALD was appointed to the Board in December, 1994. Mr. Theobald is a 1982 graduate from De-Havilland College with a City and Guilds 747 with Distinction in computer studies and technology. Mr. Theobald has been the Director of Sales and Marketing of the European Division based in London since 1992. Immediately prior thereto he was employed by ACI from 1986 to April,
1992.   Mr. Theobald brings to IFS over thirteen years experience in the
Electronic Funds Transfer industry. During his tenure, Mr. Theobald has firmly established IFS International as one of the market leaders in the EFT industry throughout Europe, Eastern Europe and The Middle East.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to the Company's Chief Executive Officer. No other executive officer had a total annual salary and bonus exceeding $100,000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during fiscal years ended April 30, 1996, 1995 and 1994.


                          SUMMARY COMPENSATION TABLE

                                                  Other         Restricted
Name and                  Fiscal  Salary   Bonus  Annual        Stock
Principal Position        Year    (1)             Compensation  Award(s)
Frank Pascuito            1996    157,168  $-0-   $-0-          $-0-
Chairman of the Board,    1995    151,463  $-0-   $-0-          $-0-
Chief Executive Officer,  1994    129,811  $-0-   $-0-          $-0-
Secretary and Director


                                  Securities
Name and                  Fiscal  Underlying    LTIP         All Other
Principal Position        Year    Option(s)(2)  Payouts(3)   Compensation
Frank Pascuito            1996    507,725       $507,725     $-0-
Chairman of the Board,    1995    507,725       $507,725     $-0-
Chief Executive Officer,  1994    507,725       $460,184     $-0-
Secretary and Director


(1) Included in salary is deferred salary earned during 1991, 1992 and 1994. $47,065 is the amount of deferred salary for fiscal years 1996 and 1995 and $40,295 for fiscal year 1994.

Also, included in salary is accrued interest on the deferred salary. Accrued interest of $22,104, $16,398 and $11,062 for fiscal years 1996, 1995 and 1994 respectively.

(2) Amounts included under Securities Underlying Options reflect options granted to Mr. Pascuito in 1987, 1989 and 1992.

(3) On January 9, 1987, June 2, 1987, September 30, 1989 and January 14, 1992, Mr. Pascuito was granted options to purchase 49,780, 124,450, 133,495 and 200,000 shares respectively of the Company's common stock. As of April 30, 1994 only 152,459 options from the options granted in 1992 are vested. All of the options are vested for fiscal years 1995 and 1996.
None have been exercised.


STOCK OPTION PLAN

The Company's stock option plan provides for issuance of common stock to key employees, officers, directors and consultants. As of April 30,1996 there are options outstanding to purchase 2,570,765 shares of common stock under the plan. All options are exercisable at prices ranging from $.066 to $.25 per share and expire in various years between 1997 - 2003.

Some options are not fully vested at April 30, 1996. All options not vested expire after termination of services to the Company by the Optionee. The options that are vested, and exercisable, expire thirty (30) days after termination of service.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Common Stock of the Company by all persons known by the Company to own beneficially more than 5% of the Common Stock issued and outstanding as of April 30, 1996 and all officers and directors of the Company as a group.
Except as otherwise noted, the named person owns directly and exercises sole voting power and investment discretion over the shares listed as beneficially owned by such person.

TITLE OF  NAME AND ADDRESS OF            AMOUNT AND NATURE    PERCENT OF CLASS
CLASS     BENEFICIAL OWNER               OF BENEFICIAL OWNER
Common    Charles J. Caserta             2,250,025            17.8
          Rensselaer Tech. Park
          185 Jordan Road
          Troy, NY 12180  (1)(2)
Common    Frank Pascuito                 2,299,805            18.2
          Rensselaer Tech. Park
          185 Jordan Road
          Troy, NY 12180  (1)(2)
Common    Arnold Wells                   55,000               .44
          1100 Madison Avenue
          New York, NY 10028  (1)(2)
Common    Seymour T. Pearlman            313,834              2.5
          42 Homes Dale
          Albany, NY  12203  (1)(2)
Common    Jerald Tishkoff                215,000              1.7
          2620 S. Glen
          Univ. Hts Ohio 44122 (2)
Common    Simon J. Theobald              269,508              2.1
          Little Elms,  12 Green Lane,
          Croxley Green, Rickmansworth,
          Hertfordshire, WD3 3HR
          England (2)

          All directors and officers     5,403,172
          as a group (6 persons)

(1) Includes vested options as of April 30, 1996 in the amounts of 457,945, 507,725, 50,000, 264,054 and 269,508 for Messrs. Caserta, Pascuito, Wells,
Pearlman and Theobald respectively.

(2) Messrs. Caserta and Pascuito are Executive Officers and Directors of IFS. Messrs. Wells, Pearlman, Tishkoff and Theobald are Directors of IFS.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. FINANCIAL STATEMENTS EXHIBITS AND REPORTS ON FORM 8-K

(1)   FINANCIAL STATEMENTS AND AUDITORS' REPORTS

      Independent Auditors' Report

      Consolidated Balance Sheet as of April 30, 1996
      Consolidated Statements of Operations for the fiscal years ended April 30, 1996 and 1995.
      Consolidated Statements of Shareholders' Equity (Deficit) for the fiscal years ended April 30, 1996 and 1995.

      Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1996 and 1995.

      Notes to Consolidated Financial Statements

(2)   EXHIBITS:

      3.1 Certificate of Incorporation of Wellsway Ventures, Inc. Incorporated herein by reference to Exhibit 2.01 to Registrant's 1987 Registration Statement on Form
            S-18, Registration No. 33-10970-NY.

      3.2   Certificate of Amendment of Certificate of
            Incorporation of Wellsway Ventures, Inc.  (See Note 1 below)

      3.3   Amended By-Laws of Wellsway Ventures, Inc.
            Incorporated herein by reference to Exhibit 4.01 to Registrant's 1987 Registration Statement on Form S-18, Registration No. 33-10970-NY.

      4.5   Credit Agreement and Note Dated July 6, 1989 between
            IFS International and NYS Science and Technology
            Foundation.  (See Note 2 below)

      22    Subsidiary of Registrant

      27    Financial Data Schedule.


      NOTES TO EXHIBITS

            NOTE 1 Exhibit is incorporated by reference to the
                  exhibits to the Form 10K for the fiscal year
                  April 30, 1989.

            NOTE 2 Exhibit is incorporated by reference to the
                  exhibits to the Form 10K for the fiscal year
                  April 30, 1990.


(3)   REPORTS ON FORM 8K FILED DURING THE THREE MONTHS ENDED APRIL 30, 1996:

      None.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    IFS INTERNATIONAL, INC.
                                        (Registrant)


Date:__AUGUST 30, 1996___     By:__\S\ FRANK PASCUITO___________
                                        Frank Pascuito, Chairman of
                                        the Board, Chief Executive
                                        Officer, Secretary and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:__AUGUST 30, 1996___     By: __\S\ CHARLES J. CASERTA______
                                        Charles J. Caserta,
                                           President and Director


Date:__AUGUST 30, 1996___     By: __\S\ ARNOLD WELLS____________
                                          Arnold Wells, Director


Date:__AUGUST 30, 1996___     By: ___\S\ CARMEN A. PASCUITO_____
                                          Carmen A. Pascuito, Controller


Date: ____________________    By: _____________________________
                                                Seymour Pearlman, Director


Date:__AUGUST 30, 1996___ By: __\S\ JERALD TISHKOFF___________
                                                Jerald Tishkoff, Director


Date:__AUGUST 30, 1996___     By: __\S\ SIMON THEOBALD__________
                                                Simon Theobald, Director

                                                                  Exhibit  22




Subsidiary of Registrant.


            IFS International, Inc.

                                                                  Exhibit  27




     This schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of operations found on page F-2 and F-3 of the Company's Form 10-KSB for the year and is qualified in its entirety by reference to such financial statements.

Period-Type                      12 months
Fiscal Year End                  April 30, 1996
Period Start                     May 1, 1995
Period End                       April 30, 1996
Cash                             137,462
Securities                       0
Receivables                      195,088
Allowances                       7,900
Inventory                        0
Current Assets                   784,372
PP&E                             537,756
Depreciation                     401,525
Total Assets                     1,307,167
Current Liabilities              1,582,597
Bonds                            0
Preferred Mandatory              0
Preferred                        0
Common                           10,093
Other Shareholders Equity        (737,869)
Total Liability and Equity       1,307,167
Sales                            2,440,783
Total Revenues                   2,442,486
CGS                              504,761
Total Costs                      2,438,413
Other Expenses                   1,933,652
Loss Provision                   0
Interest Expense                 52,453
Income Pretax                    (48,380)
Income Tax                       0
Income Continuing                0
Discontinued                     0
Extraordinary                    0
Changes                          0
Net Income                       (48,380)
EPS Primary                      0
EPS Diluted                      0

17