Form 10QSB
period 1996-07-31
IFS INTERNATIONAL INC
filed 1996-09-20
CIK 808310

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549



                               FORM 10-QSB

         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period ended July 31, 1996


                                   or


     ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.


                   Commission File Number: 33-10970 NY

                         IFS International, Inc.
    (Exact name of small business issuer as specified in its charter)

              Delaware                           13-3393646
           (State or other jurisdiction       (I.R.S. Employer
        of incorporation or organization)  Identification Number)




                             185 Jordan Road
                             Troy, NY 12180
       (Address of principal executive offices, including zip code)

                             (518) 283-7900
          (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                      Common Stock, .001 par value,
         10,597,295  shares outstanding as of September 19, 1996


                 IFS INTERNATIONAL, INC. AND SUBSIDIARY


                     QUARTERLY REPORT ON FORM 10-QSB


                            TABLE OF CONTENTS





                     Part I.  Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
July 31, 1996 (unaudited) and
April 30,1996........................................................1-3

Consolidated Statements of
Operations, three months ended
July 31, 1996 and 1995 (unaudited).....................................4

Consolidated Statements of
Cash Flows, three months ended
July 31, 1996 and 1995 (unaudited)...................................5-6

Notes to Condensed Consolidated
Financial Statements (unaudited).......................................7


Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations..............8-10

                 IFS INTERNATIONAL, INC. AND SUBSIDIARY


                     QUARTERLY REPORT ON FORM 10-QSB


                            TABLE OF CONTENTS







                       Part II.  Other Information


Item 1.  Legal Proceedings................................11

Item 2.  Changes in Securities............................12

Item 3.  Defaults Under Senior Securities ................12

Item 4.  Submission of Matters to a Vote of Security
         Holders..........................................12

Item 5.  Other Information................................12

Item 6.  Exhibits and Reports on Form 8-K.................12

Signatures................................................13

                         IFS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS


                                              (unaudited)
                                              July 31,               April 30,
                                              1996                   1996
                                              ___________            ___________
ASSETS
CURRENT ASSETS
   Cash                                       $ 176,797              $ 137,462
   Trade accounts receivable,
     net of allowance for
     doubtful accounts of $7,900                113,894                144,669
   Other receivables                             27,497                 42,519
   Costs and estimated earnings
      in excess of billings on
      uncompleted contracts                     384,466                432,173
   Prepaid expenses and other
      current assets                             44,270                 27,549
                                              ___________            ___________
      Total current assets                      746,924                784,372
                                              ___________            ___________
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net       141,142                136,231
                                              ___________            ___________
OTHER ASSETS
   Software license                               8,150                  9,082
   Capitalized software costs,net               381,482                377,482
                                              ___________            ___________
      Total other assets                        389,632                386,564
                                              ___________            ___________
                                            $ 1,277,700            $ 1,307,167

                         IFS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS


                                              (unaudited)
                                              July 31,               April 30,
                                              1996                   1996
                                              ___________            ___________
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES
   Current maturities of long
     term debt                                $ 44,898               $ 38,329
   Current portion of capital
        lease obligations                        1,106                  2,733
   Accounts payable                            340,766                587,170
   Accrued salary, commissions
     and other expenses                        722,578                702,515
   Billings in excess of costs
        and estimated earnings on
        uncompleted contracts                   40,215                 32,524
   Deferred revenue and customer
        deposits                               354,338                219,326
                                             ___________            ___________
      Total current liabilities              1,503,901              1,582,597
LONG-TERM LIABILITIES
   Long-term debt, less current
        maturities                             431,930                439,831
   Other                                        12,517                 12,515
                                             ___________            ___________
      Total long-term liabilities              444,447                452,346
                                             ___________            ___________
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock no par value;
        1,000,000 shares authorized,
        no shares issued or
        outstanding                                 --                     --
Common Stock ($.001 par value;
        25,000,000 shares
        authorized, 10,093,612
        issued and outstanding)                 10,597                 10,093
   Additional paid-in capital                2,205,061              2,168,528
   Accumulated deficit                      (2,886,306)            (2,906,397)
                                            ___________            ___________
Total shareholders' deficit                   (670,648)              (727,776)
                                            ___________            ___________

                                            $ 1,277,700            $ 1,307,167

             See notes to consolidated financial statements.

                         IFS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                       Three Months Ended    Three Months Ended
                                       July 31, 1996         July 31, 1995
                                       ____________          ____________
Revenue
   Product sales                       $   489,731           $   204,793
   Service revenue                         119,521                80,223
                                       ____________          ____________
      Total revenue                        609,252               285,016
   Cost of product sales                    56,707                28,690
   Cost of services                         69,918                33,930
                                       ____________          ____________
      Gross profit                         482,627               222,396
Operating expenses
   Salaries                                137,025               158,622
   Selling, general & administrative       133,929               155,435
   Research & development                  143,194               119,675
   Rent                                     31,350                21,279
   Depreciation & amortization               6,113                 5,439
                                       ____________          ____________
      Total operating expenses             451,611               460,450
                                       ____________          ____________
Income (Loss) from operations               31,016              (238,054)
Other income (expense):
   Interest expense                        (12,661)              (13,910)
   Interest income                              13                    79
   Other income                              1,724                   272
                                       ____________          ____________
Income (Loss) before income taxes           20,092             (251,613)
Provision for income taxes                    -                    -
                                       ____________          ____________
Net Income (Loss)                          $20,092            $(251,613)
                                       ____________          ____________
                                       ____________          ____________
Attributable to common shares:
  Net Income (Loss)                       $   0.00            $   (0.02)
                                       ____________          ____________
                                       ____________          ____________

                         IFS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                          Three Months Ended  Three Months Ended
                                          July 31, 1996       July 31, 1995
                                          ____________             ____________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                            $ 20,092               $ (251,613)
   Adjustments to reconcile net
     income (loss) to net cash
     provided by operating
     activities:
   Depreciation and amortization               78,460                   48,557
   Changes in:
     Trade accounts receivable, net            30,775                  165,733
     Costs, estimated earnings and
        billings on uncompleted
        contracts                              55,398                  127,881
     Other receivables                         15,022                   14,306
     Prepaid expenses and other
        current assets                        (16,721)                   1,918
     Accounts payable                        (246,404)                  38,124
     Accrued salary, commissions and
        other expenses                         20,063                   44,476
     Deferred revenue and customer
        deposits                              135,011                  (30,433)
                                          ____________             ____________
     Net cash provided by operating
        activities                             91,696                  158,949
                              ________________________ ________________________
CASH FLOWS FROM INVESTING ACTIVITIES
   Capitalized software costs                 (68,563)                 (49,088)
   Purchase of equipment                      (17,875)                 (11,173)
                                          ____________             ____________
      Net cash used in investing
         activities                           (86,438)                 (60,261)
                                          ____________             ____________
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations       (1,627)                  (2,268)
   Principal payments on long-term debt          -                     (92,128)
   Principal payments on short-term debt       (1,332)                    -
   Proceeds from sale of common stock          37,036                     -
                                          ____________             ____________
   Net cash provided by (used in)
        financing activities                   34,077                  (94,396)
                                          ____________             ____________
Increase in cash                               39,335                    4,292
Cash at beginning of period                   137,462                    8,083
                                          ____________             ____________
Cash at end of period                       $ 176,797                 $ 12,375

See notes to consolidated financial statements.

IFS INTERNATIONAL, INC.



Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of IFS International, Inc. and Subsidiary ("IFS" or the "Company") include all adjustments which management believes necessary for a fair presentation of the Company's financial position at July 31, 1996, and the results of its operations and its cash flows for the three months ended July 31, 1996 and 1995. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Company's 1996 Form 10-KSB.

IFS INTERNATIONAL, INC.

Part 1  -   Financial Information

Item 2  -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations
Three Months Ended July 31, 1996 Compared to
Three Months Ended July 31, 1995 (unaudited).

Sales

The Company's product sales and service revenues increased 113.8% during the three month period ending July 31, 1996 over the comparable period in 1995. The $324,235 increase is attributed to the increase in software revenue from the Company's TechNique Plus II (TPII) product. The Company recognized product sales and service revenues of $590,374 and $254,646 from this product for the three months ended July 31, 1996 and 1995 respectively. The increase in TPII revenue was offset by a decrease in revenues from the Company's initial product, TechNique. Revenue from TechNique's product sales and service revenues decreased by $10,043 compared to the three months ended July 31, 1995. The Company recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred.

Service revenue increased $38,298 from the comparable quarter. The increase is a result of additional maintenance revenue from TPII. TPII maintenance revenue increased $48,181. TPII maintenance revenues were $99,499 at July 31, 1996 as compared to $51,318 at July 31, 1995. It is expected that maintenance revenue will continue to increase in accordance with new TPII installations.

Gross Profit

Gross profit as expressed as a percentage of total revenues increased to 79.2% in the first quarter of fiscal year 1997 from 78.0% in the first quarter of fiscal year 1996. The increase is associated with decreased development costs on TPII contracts, along with increased license and service revenue from TPII maintenance contracts.



Expenses

Operating expenses decreased slightly by $8,839 in the first quarter over the comparable period last year. However, all operating expenses for the Company are increasing as a result of the Company increasing its staff in all departments in anticipation of new business relating to TPII. The increases in operating expenses are being offset by a decrease in operating expenses from the Company's Singapore office. The Company has temporarily suspended operations of the Singapore office.


Interest Expense

Interest expense decreased by $1,249. Interest expense decreased slightly as a result of scheduled paydowns on several leases and loans.

Capitalization

Software costs of $68,563 were capitalized in the first quarter of 1997. Software costs of $49,089 were capitalized in the first quarter of the prior fiscal year. Capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net Income (Loss)

Increased revenues from TPII license and service agreements, resulted in the Company incurring a slight gain for the quarter.

Financial Condition

The Company's net working capital deficit on July 31, 1996 decreased to $756,977 from $798,225 on April 30, 1996. Funds have improved in the first quarter of fiscal year 1997. This resulted in the slight decrease in the working capital deficit. Management of the Company believes that progress billings from current contracts and progress billings from projected new contracts will be sufficient to meet current debt service requirements and operating costs of the Company through April 30, 1997. Management also anticipates that the net working capital deficit will reflect an overall decrease from the prior year end. There can be no assurance of this happening. As noted in the Company's April 30, 1996 Form 10-KSB, in anticipation of its' working capital and personnel salary requirements that will be incurred should the Company's business plan be successfully implemented, the Company has signed a letter of intent with an underwriter to effect a firm commitment equity offering with minimum gross proceeds of $5 million. In the interim, in anticipation of the equity offering, the Company is negotiating to obtain a $500,000 bridge loan which will be used to fund the upfront costs of the proposed secondary offering as well as general working capital needs. There can be no assurances that the proposed equity offering will be successful.

Quarter to Quarter Sales and Earning Volatility

The Company can experience long delays with respect to the acceptance and execution of software installation agreements. These delays are primarily due to extended periods of software evaluation, contract review and the selection of other peripherals. This period can reach more than three months. The Company does not believe, however, that this represents an adverse trend, but rather it has been the Company's experience that customer contract review time varies greatly by customer and generally increases with the dollar value of the contemplated sale. Accordingly, the Company's sales and earnings may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole.

IFS INTERNATIONAL, INC.

Part II  -   Other  Information

Item 1  -   Legal Proceeding

The Company previously reported (Form 10-KSB April 30, 1996) litigation involving the Company and:

1. SLM - On June 15, 1989 the Company commenced an action against S.L.M. Software, Inc. ("SLM") in the Supreme Court of the State of New York (the "NY Action"). The action seeks money damages from SLM for fraud and breach of contract, and further seeks rescission of a certain contract between the parties. Thereafter, SLM commenced a separate action against the Company in the civil trial courts of the province of Ontario, Canada (the "Canadian Action"). Subsequently, the NY Action was dismissed on the ground that New York State is an inconvenient forum. Accordingly, both the Company's and SLM's claims will be litigated in Ontario, Canada.

The Company has retained the law firms of Harris Beach & Wilcox, LLP to assist in the selection and employment of Canadian counsel to represent the Company in the Canadian Action, and to assist Canadian counsel with respect to the defense of that action and the prosecution of the counterclaim contained therein. The Company has selected and retained Canadian counsel.

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

The Company is not aware of any other legal proceedings.




Item 2  -   Changes in Securities

None

Item 3  -   Defaults Under Senior Securities

None

Item 4 -   Submission of Matters to a Vote of Security Holders

None

Item 5  -   Other Information

None

Item 6  -   Exhibits and Reports on Form 8-K

None

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 20, 1996                 IFS International, Inc.

By:

\s\ Charles J. Caserta
_____________________________
Charles J. Caserta
President and Director

By:

\s\ Frank Pascuito
_____________________________
Frank Pascuito
Chairman of the Board and Director