Form 10KSB/A
period 1996-04-30
IFS INTERNATIONAL INC
filed 1996-11-04
CIK 808310

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB/A
                                     (Amendment #1)

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

                                        IFS INTERNATIONAL, INC.
                                        (Registrant)


Date: ____________________     By: _____________________________
                                        Frank Pascuito, Chairman of
                                        the Board, Chief Executive
                                        Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: ____________________     By: _____________________________
                                        Charles J. Caserta,
                                           President and Director

Date: ____________________     By: _____________________________
                                          Arnold Wells, Director

Date: __NOVEMBER 4, 1996__     By: ___\S\ CARMEN A. PASCUITO_____
                                          Carmen A. Pascuito, Controller

Date: ____________________     By: _____________________________
                                                Seymour Pearlman, Director

Date: ____________________     By: _____________________________
                                                Jerald Tishkoff, Director

Date: ____________________     By: _____________________________
                                                Simon Theobald, Director

15