Form 10QSB/A
period 1996-07-31
IFS INTERNATIONAL INC
filed 1996-11-04
CIK 808310

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549



                               FORM 10-QSB/A
                               (Amendment #1)

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


Date: November 4, 1996                 IFS International, Inc.

By:

\s\ Charles J. Caserta
_____________________________
Charles J. Caserta
President and Director

By:

_____________________________
Frank Pascuito
Chairman of the Board and Director