Form 10QSB
period 1996-10-31
IFS INTERNATIONAL INC
filed 1996-12-16
CIK 808310

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549


                                FORM 10-QSB

          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period ended October 31, 1996

                                    or

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



                              185 Jordan Road
                              Troy, NY 12180
                  (Address of principal executive offices)

                              (518) 283-7900
                        (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ___

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date.

                       Common Stock, .001 par value,
           1,062,123  shares outstanding as of December 16, 1996
       Transitional Small Business Disclosure Format: Yes___ NO (X)

                  IFS INTERNATIONAL, INC. AND SUBSIDIARY


                      QUARTERLY REPORT ON FORM 10-QSB


                             TABLE OF CONTENTS





                      Part I.  Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
October 31, 1996 (unaudited) and
April 30,1996........................................................3-5

Consolidated Statements of Operations,
three months and six months ended
October 31, 1996 and 1995 (unaudited)................................6-7

Consolidated Statements of
Cash Flows, six months ended
October 31, 1996 and 1995 (unaudited)................................8-9

Notes to Condensed Consolidated
Financial Statements (unaudited)...................................10-11


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............12-15

                  IFS INTERNATIONAL, INC. AND SUBSIDIARY


                      QUARTERLY REPORT ON FORM 10-QSB


                             TABLE OF CONTENTS







                        Part II.  Other Information


Item 1.  Legal Proceedings................................16

Item 2.  Changes in Securities............................16

Item 3.  Defaults Under Senior Securities ................16

Item 4.  Submission of Matters to a Vote of Security
         Holders..........................................17

Item 5.  Other Information................................17

Item 6.  Exhibits and Reports on Form 8-K.................17

Signatures................................................18

Exhibit 10.............................................19-34

Exhibit 27................................................35

















                       Part I. Financial Information
            Item 1. Consolidated Unaudited Financial Statements

                          IFS INTERNATIONAL, INC.

                        CONSOLIDATED BALANCE SHEETS


                                               (unaudited)
                                               October 31,            April 30,
                                               1996                   1996
                                               ___________            ___________
ASSETS
CURRENT ASSETS
   Cash                                                     $ 596,504              $ 137,462
   Trade accounts receivable,
    net of allowance for
    doubtful accounts of $7,900                               399,752                144,669
   Other receivables                                           22,810                 42,519
   Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                                  301,077                432,173
   Prepaid expenses and other
       current assets                                          72,442                 27,549
                                                          ___________            ___________
      Total current assets                                  1,392,585                784,372
                                                          ___________            ___________
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net
                                                              182,181                136,231
                                                          ___________            ___________
OTHER ASSETS
   Software license                                             7,883                  9,082
   Capitalized software costs, net                            425,067                377,482
   Deferred offering costs                                     62,021                      -
                                                          ___________            ___________
      Total other assets                                      494,971                386,564
                                                          ___________            ___________
                                                          $ 2,069,737            $ 1,307,167
                                                          ___________            ___________
                                                          ___________            ___________

                          IFS INTERNATIONAL, INC.

                        CONSOLIDATED BALANCE SHEETS


                                              (unaudited)
                                              October 31,            April 30,
                                              1996                   1996
                                              ___________            ___________
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES
   Notes payable                                            $500,000                 $    -
   Current maturities of long
     term debt                                                48,886                 38,329
   Current portion of capital
        lease obligations                                          -                  2,733
   Accounts payable and other
     liabilities                                             265,138                587,170
   Accrued salary, commissions
     and other expenses                                      823,236                702,515
   Billings in excess of costs
        and estimated earnings on
        uncompleted contracts                                354,705                 32,524
   Deferred revenue and customer
        deposits                                             275,065                219,326
                                                         ___________            ___________
      Total current liabilities                            2,267,030              1,582,597
LONG-TERM LIABILITIES
   Long-term debt, less current
        maturities                                           423,879                439,831
   Other                                                      12,515                 12,515
                                                         ___________            ___________
      Total long-term liabilities                            436,394                452,346
                                                         ___________            ___________
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par
        value; 25,000,000 shares
        authorized, no shares issued
        or outstanding                                             -                      -
Common Stock $.001 par value;
        25,000,000 shares
        authorized, 1,059,730
        and 1,009,361 issued and
        outstanding                                1,060                  1,009
   Additional paid-in capital                  2,219,598              2,177,612
   Accumulated deficit                        (2,854,345)            (2,906,397)
                                              ___________            ___________
Total shareholders' deficit                     (633,687)              (727,776)
                                              ___________            ___________

                                              $2,069,737             $1,307,167
                                                         ___________            ___________
                                                         ___________            ___________

              See notes to consolidated financial statements.

                          IFS INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                     Six                Six              Three              Three
                                   Months             Months            Months             Months
                                    Ended              Ended             Ended              Ended
                              October 31, 1996   October 31, 1995  October 31, 1996   October 31, 1995
                                     __________         __________         _________          _________
Revenues:
   Software license
    and installation
    contract fees                    $1,131,931           $455,239          $642,200           $252,445
   Hardware sales                       127,884             35,248           127,884             33,249
   Service and
       maintenance
       revenue                          327,170            204,238           207,649            124,015
                                     __________         __________         _________         __________
     Total revenue                    1,586,985            694,725           977,733            409,709
                                     __________         __________         _________         __________
Cost of software
   license and
   installation
   contract fees                        171,878             52,818           115,171             25,112
Cost of hardware
   sales                                105,359             12,710           105,359             11,726
Cost of service
      and maintenance
      revenue                           110,482             97,809            40,564             63,879
                                     __________         __________         _________         __________
                                        387,719            163,337           261,094            100,717
                                     __________         __________         _________         __________
      Gross profit                    1,199,266            531,388           716,639            308,992
                                     __________         __________         _________         __________
Operating expenses
   Research &
       development                      241,134            235,092            97,940            115,417
   Salaries                             358,226            320,295           221,201            161,673
   Other                                 12,227             10,878             6,114              5,439
   Rent                                  62,435             42,914            31,085             21,635
   Selling, general
       & admin.                         346,801            312,431           212,872            156,996
                                     __________         __________         _________          _________
      Total
          operating
          expenses                    1,020,823            921,610           569,212            461,160
                                     __________         __________         _________          _________
Income (Loss) from
    operations                          178,443          (390,222)           147,427          (152,168)
Other income
    (expense):
   Litigation
       Settlement Costs               (100,000)          -                 (100,000)          -
   Interest
       expense                         (29,267)           (26,701)          (16,619)           (12,870)
   Other income                  2,875              2,598             1,151              2,326
                                     __________         __________         _________          _________
Income (Loss) before
    income taxes
                                52,051                   (414,325)   31,959                   (162,712)
Provision for income
    taxes                             -                  -                 -                  -
                                     __________         __________         _________         __________
Net Income (Loss)              $52,051                  $(414,325)  $31,959                  $(162,712)
                                     __________         __________         _________         __________
                                     __________         __________         _________         __________
Attributable to
    common shares:
      Net Income
     (Loss)                               $0.04            $(0.41)          $   0.03          $  (0.16)
                                     __________         __________         _________         __________
                                     __________         __________         _________         __________

                          IFS INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Six Months Ended October Six Months Ended October
                                                         31, 1996                 31, 1995
                                                 ____________             ____________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                  $ 52,051              $ (414,325)
 Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
  Depreciation and amortization                      134,302                  97,115
  Changes in:
   Trade accounts receivable, net                   (255,081)                202,099
   Other receivables                                  19,709                  23,801
   Costs, estimated earnings and
       billings on uncompleted
       contracts                                     453,277                 328,057
   Other current assets                              (44,893)                (15,883)
   Accounts payable and other
       liabilities                                  (322,032)                  1,368
   Accrued salary, commissions and
       other expenses                                120,721                  35,406
   Deferred revenue and customer
       deposits                                       55,739                 (47,839)
                                                 ____________             ____________
     Net cash provided by operating
         activities                                  213,793                 209,799
                                                 ____________             ____________
                                                 ____________             ____________
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                               (71,989)                (17,867)
 Capitalized license costs                              (666)                 (2,158)
 Capitalized software costs                         (153,983)                (78,480)
                                                 ____________             ____________
     Net cash used in investing
         activities                                 (226,638)                (98,505)
                                                 ____________             ____________
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital lease
     obligations                                      (2,733)                 (6,189)
 Principal payments on long-term
     debt                                                --                  (99,693)
 Principal payments on short-term
     debt                                            (5,395)                                    --
 Proceeds from short-term
     borrowing                                      500,000                                     --
 Deferred offering costs                            (62,021)                                    --
 Proceeds from issuance of stock                     37,036                                     --
 Proceeds from issuance of
     warrants                                         5,000
                                                 ____________             ____________
     Net cash provided by (used in)
         financing activities                       471,887                  (105,882)
                                                 ____________             ____________
Increase in cash                                    459,042                     5,412
Cash:
 Beginning of year                                  137,462                     8,083
                                                 ____________             ____________
 End of period                                    $ 596,504                  $ 13,495
                                                 ____________             ____________
                                                 ____________             ____________

              See notes to consolidated financial statements.

                          IFS INTERNATIONAL, INC.



                           Notes to Consolidated
                     Financial Statements (Unaudited)

                                  Note 1

               Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of
   IFS International, Inc., a Delaware corporation and its wholly-owned subsidiary IFS International, Inc., a New York Corporation,(the "Company").
     All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of October 31, 1996, the consolidated statements of operations for the three and six month periods ended October 31, 1996 and 1995 and the consolidated statements of cash flows for the six month periods ended October 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at October 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that those consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the
                       Company's April 30, 1996 Form
10-KSB. The results of operations for the period ended October 31, 1996 are not necessarily indicative of the operating results for the full year.

                                  Note 2

                           Litigation Settlement

 The litigation involving the Company and SLM Software, Inc. as previously reported in the Company's April 30, 1996 Form 10-KSB has been settled. A Mutual Full and Final Release was executed by the parties on December 4,
   1996. The Company has, as of October 31, 1996, accrued the settlement amount of $100,000. Refer to Part II, Item 1 of this report for further information.




                                  Note 3

                              Public Offering

In November 1996, the Company filed a registration statement with the U.S.
  Securities and Exchange Commission in connection with a proposed public offering of 1,200,000 shares of Series A Convertible Preferred Stock and
    1,700,000 Redeemable Series A Convertible Preferred Stock Purchase Warrants. The preferred stock will be convertible, at the option of the holder, into one share of the Company's common stock, subject to adjustment, for a period of five years or earlier upon the occurrence of certain events. Each warrant will entitle the holder to purchase one share of preferred stock, subject to adjustment, for a period of three years. If successful, net proceeds from the proposed offering will approximate
                                $5,000,000.

   In October and November 1996, in connection with the proposed public offering, the Company approved a 1 for 10 reverse common stock split and increased the number of preferred shares authorized to 25,000,000. Issued and outstanding shares of common stock and all share related and per share amounts have been restated to give retroactive effect to the split.

  Costs associated with the proposed public offering are being deferred.

                                  Note 4

                             Bridge Financing

  In September 1996, the Company borrowed $500,000 in bridge financing to fund costs associated with its proposed public offering and for working capital purposes. This debt bears interest at 12% and is due at the earlier of the closing of the proposed public offering or in March 1998. The bridge financing lenders seperately purchased warrants to purchase an aggregate of
 100,000 shares of common stock at a price of $2.50 per share, subject to adjustments.











            Item 2  -   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

                               Introduction

   The Company is engaged in the business of developing, marketing, and supporting software for the electronic funds transfer ("EFT") market.
    Substantially all of the Company's revenues have resulted from the licensing of its family of TechNique Plus II ("TPII") software products.
      The preparation of functional specifications, customization and installation of TPII software products and the training by the Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. The customer pays 30% to 50% of the licensing fees upon execution of the licensing agreement and also makes progress payments prior to acceptance. The Company recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. The Company also derives recurrent revenues from furnishing certain maintenance services to its customers for the TPII software and may also receive additional revenues for additional training of customer personnel and consulting services (collectively "service revenues"). With respect to revenues for maintenance services, the
Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.

   The Company entered into an agreement with Visa International Service Association ("Visa") in July 1996 for the licensing and installation of its TPII smart card software in connection with the operation of up to seven pilot programs. The license for each pilot program is for a term of
 24 months commencing on the date such pilot program goes on-line.  As of
   October 31, 1996, Visa has selected financial institutions in various countries to conduct five of the pilot programs. Revenues from the licensing of the TPII smart card software are recognized in the same manner as revenues from the licensing of other TPII software products.

 The Company on occasion resells hardware to its customers. Because these occasions are isolated and random the Company is unable to predict what future hardware revenues will be. Revenues from these occasional hardware sales are recognized when the corresponding costs of the hardware are incurred.



                           Results of Operations

 Total revenues of $977,733 for the fiscal quarter ended October 31, 1996 represent an increase of $568,024 or 138.6%, over total revenues of $409,709 for the fiscal quarter ended October 31, 1995. Total revenues of $1,586,985 for the six months ended October 31, 1996 represent an increase of $892,260 or 128.4%, over total revenues of $694,725 for the six months ended October 31, 1995. This increase in total revenues resulted primarily from a substantial increase in licensing of TPII software products. Revenues from the licensing of TPII software products were $916,018 for the fiscal quarter ended October 31, 1996, as compared to
 $384,011 for the fiscal quarter ended October 31, 1995. Revenues from the licensing of TPII software products were $1,506,393 for the six months ended October 31, 1996, as compared to $638,657 for the six months ended
October 31, 1995. Service revenues for the fiscal quarter ended October 31, 1996 increased by $83,634, or 67.4%, over service revenues for the fiscal quarter ended October 31, 1995. Service revenues for the six months ended
October 31, 1996 increased by $122,932, or 60.2%, over service revenues for the six months ended October 31, 1995. As of October 31, 1996, the Company had approximately $177,565 of deferred maintenance service revenues. Service revenue growth is expected to continue as long as the number of licenses for TPII software products increases and the customers continue to utilize such software products.

Revenues from licensing of TPII software products in countries outside the United States accounted for 46.3% of total revenues for the fiscal quarter ended October 31, 1996 as compared to 78.9% for the fiscal quarter ended
  October 31, 1995. Revenues from licensing of TPII software products in countries outside the United States accounted for 49.5% of total revenues for the six months ended October 31, 1996 as compared to 81.6% for the six months ended October 31, 1995. The decline as a percentage of total revenues resulted primarily from an increase in domestic software revenues.
   Domestic software revenues have increased principally as a result of revenues recognized in the amount of approximately $190,000 from the smart card pilot programs associated with Visa. The Company expects total revenues from foreign countries to continue to be a significant portion of its revenues in the future.

 Gross profit as expressed as a percentage of total revenues decreased to 73.3% for the fiscal quarter ended October 31, 1996 as compared to 75.4%
for the fiscal quarter ended October 31, 1995. Gross profit as expressed as a percentage of total revenues decreased to 75.6% for the six months ended October 31, 1996 as compared to 76.5% for the six months ended October 31,
   1995. The slight decrease is associated with the increase in hardware revenues. Hardware revenues typically have a lower gross margin than the
Company's software products. Hardware revenues were $127,885 for the fiscal quarter ended October 31, 1996 as compared to $33,248 for the fiscal quarter ended October 31, 1995.

  Operating expenses of $569,212 for the fiscal quarter ended October 31, 1996 represent an increase of $108,052 or 23.4%, from operating expenses of $461,160 for the fiscal quarter ended October 31, 1995. Operating expenses of $1,020,823 for the six months ended October 31, 1996 represent an increase of $99,213 or 10.8%, from operating expenses of $921,610 for the six months ended October 31, 1995. The increase in operating expenses is associated with the increase in staff throughout the Company. The Company expects that operating expenses will continue to increase following the completion of the proposed public offering as a result of the planned addition of new personnel in anticipation of new business relating to the licensing of TPII software products, including the TPII smart card software.

 Capitalized software costs for the fiscal quarter ended October 31, 1996 were $85,420 as compared to $29,392 for the fiscal quarter ended October 31, 1995. Capitalized software costs for the six months ended October 31,
1996 were $153,983 as compared to $78,480 for the six months ended October
    31, 1995. The increase in capitalized software costs is a result of increased costs incurred in reference to the stored valued card or smart card. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

 Net income was $31,959 for the fiscal quarter ended October 31, 1996, as compared to a net loss of $162,712 for the fiscal quarter ended October 31, 1995. Net income was $52,051 for the six months ended October 31, 1996, as compared to a net loss of $414,325 for the six months ended October 31, 1995. This increase in net income is primarily a result of a substantial increase in the licensing of TPII software products and increased service revenues.

                      Liquidity and Capital Resources

The Company's net working capital deficit on October 31, 1996 increased to
  $874,445 from $798,225 on April 30, 1996.  The increase in the working capital deficit is attributed primarily to the funding of non current assets such as capitalized software costs and the purchase of equipment.
  The Company believes that anticipated revenues from operations for the fiscal year ending April 30, 1997, as well as proceeds for the bridge financing, will be sufficient to meet current debt service requirements and operating costs of the Company through April 30, 1997. Nevertheless, the Company will require additional working capital in order to implement its plans to solicit and perform new business. The Company also believes an improved working capital position also is necessary to attract potential customers who are reluctant to do business with firms they perceive to be undercapitalized.

              Quarter to Quarter Sales and Earning Volatility

Quarterly revenues and operating results have fluctuated and will continue to fluctuate as a result of a variety of factors. The Company can experience long delays (i.e., between three to twelve months)before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer system. In addition following execution of the agreement, the preparation of functional specifications, customization and installation of software products and the training by the
  Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Accordingly, the Company's revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole. Additional factors effecting quarterly results include the timing of revenue recognition of advance payments of license fees, the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of EFT.

                                 Inflation
The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.

                          IFS INTERNATIONAL, INC.

                      Part II  -   Other  Information

Item 1  -   Legal Proceeding


As stated in the April 30, 1996 Form 10-KSB, the Company and SLM Software, Inc. ("SLM"), a competitor of the Company, were involved in litigation in the civil trial courts of the province of Ontario, Canada. On December 4, 1996, the SLM litigation was settled resulting in the Company paying SLM the sum of $100,000 U.S. The Company also surrendered its counterclaims against SLM. The settlement provides that neither party admits any wrongdoing, and was made by the Company for the purpose of avoiding the expense of protracted litigation in the Canadian courts. The $100,000 settlement has been reported as a liability of the Company on its balance sheet as of October 31, 1996. The Company has no further exposure with respect to this claim.

The Company is not aware of any other legal proceedings.




Item 2  -   Changes in Securities

At 5:00p.m. Delaware time, on November 8, 1996, a one-for-ten reverse split of the outstanding Common Stock of the Company was effectuated. As a result of such reverse split, the number of outstanding shares of Common Stock was reduced from 10,597,300 shares to 1,059,730 shares.

On September 25, 1996, the Company issued warrants to purchase an aggregate of 100,000 shares of Common Stock at $2.50 per share, subject to adjustments, to four non-affiliated persons for an aggregate consideration of $5,000, or $.05 per warrant. Exemption from registration under the Securities Act of 1933, as amended ("Securities Act"), was claimed in reliance upon the exemption afforded by section 4(2) of the Securities Act for transactions not involving a public offering. Each certificate evidencing such warrants bears an appropriate restrictive legend. None of these sales involved participation by an underwriter or a broker-dealer.

Item 3  -   Defaults Under Senior Securities

None


Item 4 -   Submission of Matters to a Vote of Security
           Holders

  In October 1996, the stockholders of the Company holding more than a majority of the outstanding shares of the Company consented in writing to and approved an amendment to the Company's Certificate of Incorporation, relating to the capitalization of the Company. Such amendment states, among other things, that (a) the authorized shares of the Company shall be 25,000,000 shares of Common Stock, par value $.001, and 25,000,000 shares of preferred stock, par value $.001, (b) the shares of preferred stock shall be issued from time to time in one or more series, with the Board of Directors of the Company authorized to set the designations and the powers, preferences and rights, and the qualifications or restrictions of the preferred stock, and (c) the outstanding shares of Common Stock shall be reduced at the rate of one-for-ten.


None

Item 5  -   Other Information

None

Item 6  -   Exhibits and Reports on Form 8-K

                   (a) Exhibits
         (i)Exhibit 3 - Certificate of Incorporation and amendments thereto. (Incorporated by reference to Exhibit 3.1 filed as part of the Company's Registration Statement on Form SB-2
           (File No. 333-11653)).

         (ii)Exhibit 10 - Warrant Agreement, dated as of September 25, 1996, between the Company and persons purchasing units in the Bridge Financing.

                   (iii) Exhibit 27 - Financial Data Schedule

                   (b) Reports on Form 8-K - None

Signatures



                   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   Date: December 16, 1996        IFS International, Inc.

                              By:

                                   \S\ Charles J. Caserta
                              _____________________________
                   Charles J. Caserta
                   President and Director

                              By:

        \s\ Frank Pascuito
                              _____________________________
                   Frank Pascuito
                   Chairman of the Board and Director
























Exhibit 10

          WARRANT AGREEMENT (the "Warrant Agreement"), dated as of September 25, 1996, between IFS INTERNATIONAL, INC., a Delaware corporation (the "Company"), and the persons purchasing Units pursuant to the Subscription Agreement, dated September 5, 1996, between the Company and the Investors (hereinafter referred to as the "Holders").






          The Company proposes to issue to the Holders warrants (the "Warrants") to purchase up to 100,000 shares of the Company's Common Stock (the 100,000 shares of Common Stock sometimes referred to as the "Shares" and reflects a proposed one-for-ten reverse split of the Company's Common Stock);

          NOW, THEREFORE, in consideration of the premises, the payment by the Holders to the Company of Five Thousand dollars ($5,000), the agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

          . Grant. The Holders (as hereinafter defined) are hereby granted the right to purchase, at any time from September 25, 1996 until 5:30 p.m., New York time, on September 24, 2001, in the aggregate up to 100,000 Shares at an initial exercise price (subject to adjustment as provided in Sections 5 and 6 hereof) of $2.50 per Share, subject to the terms and conditions of this Agreement.

          . Warrant Certificates. The warrant certificates (the "Warrant Certificates") delivered and to be delivered pursuant to this Agreement shall be in the form set forth in Exhibit A, attached hereto and made a part hereof, with such appropriate insertions, omissions, substitutions, and other variations as required or permitted by this Agreement.

          . Exercise of Warrant. The Warrants initially are exercisable at the initial exercise price per Share set forth in Section 5 hereof, payable by certified or official bank check in New York Clearing House funds, subject to adjustment as provided in Section 6 hereof. Upon surrender of a Warrant Certificate with the annexed Form of Election to Purchase duly executed, together with payment of the Exercise Price (as hereinafter defined) for the Shares purchased at the Company's principal offices (presently located at Rensselaer Technology Park, 185 Jordan Road, Troy, New York, 12180), the registered holder of a Warrant Certificate ("Holder" or "Holders") shall be entitled to receive a certificate or certificates for the shares of Common Stock. The purchase rights represented by each Warrant Certificate are exercisable at the option of the Holder thereof, in whole or in part (but not as to fractional shares of Common Stock). In the case of the purchase of less than all the securities purchasable under any Warrant Certificate, the Company shall cancel said Warrant Certificate upon the surrender thereof and shall execute and deliver a new Warrant Certificate of like tenor for the balance of the securities purchasable thereunder.

          . Issuance of Certificates. Upon the exercise of the Warrants, the issuance of certificates evidencing the shares of Common Stock or other securities, properties or rights underlying such Warrants shall be made forthwith (and in any event within five (5) business days thereafter) without charge to the Holder thereof including, without limitation, any tax which may be payable in respect of the issuance thereof, and such certificates shall (subject to the provisions of Section 7 hereof) be issued in the name of, or in such names as may be directed by, the Holder thereof; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificates in a name other than that of the Holder and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid.

          The Warrant Certificates and the certificates evidencing the shares of Common Stock or other securities, property or rights shall be executed on behalf of the Company by the manual or facsimile signature of the Chairman of the Board of Directors, or the President or any Vice President of the Company under its corporate seal reproduced thereon, attested to by the manual or facsimile signature of the Treasurer or Assistant Treasurer or the Secretary or Assistant Secretary of the Company. Warrant Certificates shall be dated the date of execution by the Company upon initial issuance, division, exchange, substitution or transfer.



          . Exercise Price.

               5.1 Initial and Adjusted Exercise Price. The initial exercise price of each Warrant shall be $2.50 per Share; provided, however, that if the Company has not consummated a public offering of its securities on or prior to March 24, 1998, then the initial exercise price of each Warrant shall be the lower of (a) $2.00 per Share or (b) the lowest per share price at which the Company sold shares of its Common Stock (other than shares issued pursuant to employee options and warrants granted by the Company prior to September 24, 1996) during the six-month period ending on March 24, 1998. The adjusted exercise price shall be the price which shall result from time to time from any and all adjustments of the initial exercise price and the then adjusted exercise price in accordance with the provisions of Section 6 hereof.

               5.2 Exercise Price. The term "Exercise Price" herein shall mean the initial exercise price or the adjusted exercise price, depending upon the context.

          .    Adjustments    to    Exercise    Price    and   Number    of
     Securities.

               6.1 Subdivision and Combination. In case the Company shall at any time subdivide or combine the outstanding shares of Common Stock, the Exercise Price shall forthwith be proportionately decreased in the case of subdivision or increased in the case of combination.

               6.2 Adjustment for Issue or Sale of Common Stock of Less than Exercise Price. Except for (a) the issuance of any options to purchase shares of Common Stock under a stock option plan approved by the Company's stockholders ("Company Option Plan"), (b) the exercise of options pursuant to a Company Option Plan, (c) the exercise of the Warrants and (d) the exercise of any other warrants or options outstanding on the date hereof, in case the Company shall at any time after the date hereof issue or sell any shares of Common Stock for a consideration per share less than the "Exercise Price" on the date immediately prior to the issuance or sale of such shares, or without consideration, then forthwith upon such issuance or sale, the Exercise Price shall (until another such issuance or sale) be reduced to the price (calculated to the nearest full cent) equal to the quotient derived by dividing (A) an amount equal to the sum of (X) the product of (i) the Exercise Price on the date immediately prior to the issuance or sale of such shares, multiplied by (ii) the total number of shares of Common Stock outstanding immediately prior to such issuance or sale plus, (Y) the aggregate of the amount of all consideration, if any, received by the Company upon such issuance or sale, by (B) the total number of shares of Common Stock outstanding immediately after such issuance or sale; provided, however, that in no event shall the Exercise Price be adjusted pursuant to this computation to an amount in excess of the Exercise Price in effect immediately prior to such computation, except in the case of a combination of outstanding shares of Common Stock, as provided by Section 6.1 hereof.
          For purposes of any computation to be made in accordance with this Section 6.2, the following provisions shall be applicable:

          (i) In case of the issuance or sale of shares of Common Stock for a consideration part or all of which shall be other than cash, the amount of the consideration therefor other than cash shall be deemed to be the value of such consideration as determined in good faith by the Board of Directors of the Company.

          (ii) The reclassification of securities of the Company other than shares of Common Stock into securities including shares of Common Stock shall be deemed to involve the issuance of such shares of Common Stock for a consideration other than cash immediately prior to the close of business on the date fixed for the determination of security holders entitled to receive such shares, and the value of the consideration allocable to such shares of Common Stock shall be determined as provided in subsection (i) of this Section 6.2.

               6.3 Adjustment in Number of Securities. Upon each adjustment of the Exercise Price pursuant to the provisions of this Section 6, the number of Shares issuable upon the exercise of each Warrant shall be adjusted to the nearest full amount by multiplying a number equal to the Exercise Price in effect immediately prior to such adjustment by the number of Shares issuable upon exercise of the Warrants immediately prior to such adjustment and dividing the product so obtained by the adjusted Exercise Price.

               6.4 Definition of Common Stock. For the purpose of this Agreement, the term "Common Stock" shall mean (i) the class of stock designated as Common Stock in the Certificate of Incorporation of the Company as it may be amended as of the date hereof, or (ii) any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

               6.5 Merger or Consolidation. In case of any consolidation of the Company with, or merger of the Company with, or merger of the Company into, another corporation (other than a consolidation or merger which does not result in any reclassification or change of the outstanding Common Stock), the corporation formed by such consolidation or merger shall execute and deliver to the Holder a supplemental warrant agreement providing that the Holder of each Warrant then outstanding or to be outstanding shall have the right thereafter (until the expiration of such Warrant) to receive, upon exercise of such Warrant, the kind and amount of shares of Common Stock and other securities and property receivable upon such consolidation or merger, by a holder of the number of shares of Common Stock of the Company for which such warrant might have been exercised immediately prior to such consolidation, merger, sale or transfer. Such supplemental warrant agreement shall provide for adjustments which shall be identical to the adjustments provided in Section 6. The above provision of this Subsection shall similarly apply to successive consolidations or mergers.

               6.6 Dividends and Other Distributions. In the event that the Company shall at any time prior to the exercise of all Warrants declare a dividend (consisting of shares of Common Stock) or otherwise distribute to its stockholders any assets, property, rights, evidences of indebtedness, securities (other than shares of Common Stock), whether issued by the Company or by another, or any other thing of value, the Holders of the unexercised Warrants shall thereafter be entitled, in addition to the shares of Common Stock or other securities and property receivable upon the exercise thereof, to receive, upon the exercise of such Warrants, the same property, assets, rights, evidences of indebtedness, securities or any other thing of value that they would have been entitled to receive at the time of such dividend or distribution as if the Warrants had been exercised immediately prior to such dividend or distribution. At the time of any such dividend or distribution, the Company shall make appropriate reserves to ensure the timely performance of the provisions of this subsection 6.6. Nothing contained herein shall provide for the receipt or accrual by a Holder of cash dividends prior to the exercise by such Holder of the Warrants.

          7. Exchange and Replacement of Warrant Certificates. Each Warrant Certificate is exchangeable without expense, upon the surrender thereof by the registered Holder at the principal executive office of the Company, for a new Warrant Certificate of like tenor and date representing in the aggregate the right to purchase the same number of Shares in such denominations as shall be designated by the Holder thereof at the time of such surrender.

               Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of any Warrant Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it, and reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of the Warrants, if mutilated, the Company will make and deliver a new Warrant Certificate of like tenor, in lieu thereof.

          8. Elimination of Fractional Interests. The Company shall not be required to issue certificates representing fractions of shares of Common Stock upon the exercise of the Warrants, nor shall it be required to issue scrip or pay cash in lieu of fractional interests, it being the intent of the parties that all fractional interests shall be eliminated by rounding any fraction up to the nearest whole number of shares of Common Stock or other securities, properties or rights as the case may be.

          9. Reservation and Listing. The Company shall at all times reserve and keep available out of its authorized shares of Common Stock, solely for the purpose of issuance upon the exercise of the Warrants.

          10. No Value Rights. Nothing contained in this Agreement shall be construed as conferring upon the Holders the right to vote or to consent or to receive notice as a stockholder in respect of any meetings of stockholders for the election of directors or any other matter, or as having any rights whatsoever as a stockholder of the Company. If, however, at any time prior to the expiration of the Warrants and their exercise, any of the following events shall occur:

               ) the Company shall take a record of the holders of its shares of Common Stock for the purpose of entitling them to receive a dividend or distribution payable otherwise than in cash, or a cash dividend or distribution payable otherwise than out of current or retained earnings, as indicated by the accounting treatment of such dividend or distribution on the books of the Company; or

               ) the Company shall offer to all the holders of its Common Stock any additional shares of capital stock of the Company or securities convertible into or exchangeable for shares of capital stock of the Company, or any option, right or warrant to subscribe therefor; or

               ) a dissolution, liquidation or winding up of the Company (other than in connection with a consolidation or merger) or a sale of all or substantially all of its property, assets and business as an entirety shall be proposed;

then, in any one or more of said events, the Company shall give written notice of such event at least fifteen (15) days prior to the date fixed as a record date or the date of closing the transfer books for the determination of the stockholders entitled to such dividend, distribution, convertible or exchangeable securities or subscription rights, or entitled to vote on such proposed dissolution, liquidation, winding up or sale. Such notice shall specify such record date or the date of closing the transfer books, as the case may be. Failure to give such notice or any defect therein shall not affect the validity of any action taken in connection with the declaration or payment of any such dividend, or the issuance of any convertible or exchangeable securities, or subscription rights, options or warrants, or any proposed dissolution, liquidation, winding up or sale.

          11.  Registration Rights.

               11.1 Registration Under the Securities Act of 1933. The Warrants, the Shares and any other securities issuable upon exercise of the Warrants have not been registered under the Securities Act of 1933, as amended (the "Act"). Upon exercise, in part or in whole, of the Warrants, certificates representing the Shares of Common Stock and any other securities issuable upon exercise of the Warrants (collectively, the "Warrant Securities") shall bear the following legend:

          The securities represented by this certificate may not be offered or sold except pursuant to (i) an effective registration statement under the Act, (ii) to the extent applicable, Rule 144 under the Act (or any similar rule under such Act relating to the disposition of securities), or (iii) an opinion of counsel, if such opinion shall be reasonably satisfactory to counsel to the issuer, that an exemption from registration under such Act is available.

               11.2 Piggyback Registration. If, at any time commencing after the date hereof and expiring five (5) years thereafter, the Company proposes to register any of its securities under the Act (other than in connection with a transaction contemplated by Rule 145(a) promulgated under the Act or pursuant to Form S-8) it will give written notice by registered mail, at least thirty (30) days prior to the filing of each such registration statement, to the Holders of the Warrants and/or the Warrant Securities of its intention to do so. If the Holders of the Warrants and/or Warrant Securities notify the Company within twenty (20) days after receipt of any such notice of its or their desire to include any such securities in such proposed registration statement, the Company shall afford the Holders of the Warrants and/or Warrant Securities the opportunity to have any such Warrant Securities registered under such registration statement; provided, however, that if the managing underwriter determines and advises in writing that the inclusion of the Warrant
Securities proposed to be included in the underwritten public offering would interfere with the successful marketing of such securities, then the Warrant Securities shall nevertheless be included in such registration statement but withheld from the market by the Holders for a period not to exceed ninety (90) days, which the managing underwriter reasonably determines as necessary in order to effect the underwritten public offering.

          Notwithstanding anything to the contrary, the Holders agree not to sell the Shares for a period of twelve months following the consummation of the Company's next public offering.

          Notwithstanding the provisions of this Section 11.2, the Company shall have the right at any time after it shall have given written notice pursuant to this Section 11.2 (irrespective of whether a written request for inclusion of any such securities shall have been made) to elect not to file any such proposed registration statement, or to withdraw the same after the filing but prior to the effective date thereof.

          The Company shall pay all costs (excluding transfer taxes, if any, and fees and expenses of Holder(s)' counsel and any underwriting or selling commissions), fees and expenses in connection with all registration statements filed pursuant to this Section 11.2 hereof including, without limitation, the Company's legal and accounting fees, printing expenses, blue sky fees and expenses.

          12. Notices. All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been duly made when delivered, or mailed by registered or certified mail, return receipt requested:

               () If to the registered Holder of the Warrants, to the address of such Holder as shown on the books of the Company; or

               () If to the Company, to the address set forth in Section 3 hereof or to such other address as the Company may designate by notice to the Holders.

          13.  Supplements and Amendments.   The  Company  and  the Holders
representing a majority of the Shares underlying the outstanding Warrants may from time to time supplement or amend this Agreement.

          14.  Successors.   All  the  covenants  and  provisions  of  this
Agreement shall be binding upon and inure to the benefit of the Company, the Holders and their respective successors and assigns hereunder.

          15. Termination. This Agreement shall terminate at the close of business on September 24, 2001.

          16. Governing Law; Submission to Jurisdiction. This Agreement and each Warrant Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of said State without giving effect to the rules of said State governing the conflicts of laws. The Company and the Holders hereby agree that any action, proceeding or claim against it arising out of, or relating in any way to, this Agreement shall be brought and enforced in the courts of the State of New York or of the United States District Court for the Southern District of New York, and irrevocably submits to such jurisdiction, which jurisdiction shall be exclusive. The Company and the Holders hereby irrevocably waive any objection to such exclusive jurisdiction or inconvenient forum. Any such process or summons to be served upon any of the Company and the Holders (at the option of the party bringing such action, proceeding or claim) may be served by transmitting a copy thereof, by registered or certified mail, return receipt requested, postage prepaid, addressed to it at the address set forth in Section 12 hereof. Such mailing shall be deemed personal service and shall be legal and binding upon the party so served in any action, proceeding or claim. The Company and the Holders agree that the prevailing party(ies) in any such action or proceeding shall be entitled to recover from the other part(ies) all of its/their reasonable legal costs and expenses relating to such action or proceeding and/or incurred in connection with the preparation therefor.

          17. Entire Agreement; Modification. This Agreement contains the entire understanding between the parties hereto with respect to the subject matter hereof and may not be modified or amended except by a writing duly signed by the party against whom enforcement of the modification or amendment is sought.

          18.  Severability.   If any provision of this  Agreement shall be
held to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision of this Agreement.

          19. Captions. The caption headings of the Sections of this Agreement are for convenience of reference only and are not intended, nor should they be construed as, a part of this Agreement and shall be given no substantive effect.

          20. Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any person or corporation other than the Company and the registered Holder(s) of the Warrant Certificates or Warrant Securities any legal or equitable right, remedy or claim under this Agreement; and this Agreement shall be for the sole and exclusive benefit of the Company and the Holder(s) of the Warrant Certificates or Warrant Securities.

          21. Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, as of the day and year first above written.

                              IFS INTERNATIONAL, INC.


                              By:         /s/ Charles J. Caserta
                                   Name:     Charles J. Caserta
                                   Title:    President

Attest:

        /s/ Frank A. Pascuito
Frank A. Pascuito, Secretary


































                                                        EXHIBIT A




THE WARRANTS REPRESENTED BY THIS CERTIFICATE AND THE OTHER SECURITIES ISSUABLE UPON EXERCISE THEREOF MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO (i) AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), (ii) TO THE EXTENT APPLICABLE, RULE 144 UNDER THE SECURITIES ACT (OR ANY SIMILAR RULE UNDER SUCH ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (iii) AN OPINION OF COUNSEL, IF SUCH OPINION SHALL BE REASONABLY SATISFACTORY TO COUNSEL FOR THE ISSUER, THAT AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT IS AVAILABLE.

THE TRANSFER OR EXCHANGE OF THE WARRANTS REPRESENTED BY THIS CERTIFICATE IS RESTRICTED IN ACCORDANCE WITH THE WARRANT AGREEMENT REFERRED TO HEREIN.

                     EXERCISABLE ON OR BEFORE
           5:30 P.M., NEW YORK TIME, SEPTEMBER 24, 2001

No. W-__                                         _______ Warrants
                        WARRANT CERTIFICATE

     This Warrant Certificate certifies that __________________ or registered assigns, is the registered holder of _________ Warrants to purchase initially, at any time from September 25, 1996 until 5:30 P.M. New York time on September 24, 2001 ("Expiration Date"), up to _______{1*} shares (the "Shares") of Common Stock, $.001 par value, of IFS INTERNATIONAL, INC., a Delaware corporation (the "Company"), at the initial exercise price, subject to adjustment in certain events (the "Exercise Price"), of $2.50 per Share upon surrender of this Warrant Certificate and payment of the Exercise Price at an office or agency of the Company. Payment of the Exercise Price shall be made by certified or official bank check in New York Clearing House funds payable to the order of the Company.

          No Warrant may be exercised after 5:30 p.m., New York time, on the Expiration Date, at which time all Warrants evidenced hereby, unless exercised prior thereto, hereby shall thereafter be void.
          The Warrants evidenced by this Warrant Certificate are part of a duly authorized issue of Warrants issued pursuant to the Warrant Agreement, which Warrant Agreement is hereby incorporated by reference in and made a part of this instrument and is hereby referred to for a description of the rights, limitation of rights, obligations, duties and immunities thereunder of the Company and the holders (the words "holders" or "holder" meaning the registered holders or registered holder) of the Warrants.

          The Warrant Agreement provides that upon the occurrence of certain events the Exercise Price and the type and/or number of the Company's securities issuable thereupon may, subject to certain conditions, be adjusted. In such event, the Company will, at the request of the holder, issue a new Warrant Certificate evidencing the adjustment in the Exercise Price and the number and/or type of securities issuable upon the exercise of the Warrants; provided, however, that the failure of the Company to issue such new Warrant Certificates shall not in any way change, alter, or otherwise impair, the rights of the holder as set forth in the Warrant Agreement.

          Upon due presentment for registration of transfer of this Warrant Certificate at an office or agency of the Company, a new Warrant
Certificate or Warrant Certificates of like tenor and evidencing in the aggregate a like number of Warrants shall be issued to the transferee(s) in exchange for this Warrant Certificate, subject to the limitations provided herein and in the Warrant Agreement, without any charge except for any tax or other governmental charge imposed in connection with such transfer.

          Upon the exercise of less than all of the Warrants evidenced by this Certificate, the Company shall forthwith issue to the holder hereof a new Warrant Certificate representing such number of unexercised Warrants.

          The Company may deem and treat the registered holder(s) hereof as the absolute owner(s) of this Warrant Certificate (notwithstanding any notation of ownership or other writing hereon made by anyone), for the purpose of any exercise hereof, and of any distribution to the holder(s) hereof, and for all other purposes, and the Company shall not be affected by any notice to the contrary.

          All terms used in this Warrant Certificate which are defined in the Warrant Agreement shall have the meanings assigned to them in the Warrant Agreement.

          IN   WITNESS   WHEREOF,  the  Company  has  caused  this  Warrant
Certificate to be duly executed under its corporate seal.

Dated as of _________________
                              IFS INTERNATIONAL, INC.

                              By:______________________________
                                   Name: Charles J. Caserta
                                   Title: President
Attest:
____________________________
Frank A. Pascuito, Secretary





































                  [FORM OF ELECTION TO PURCHASE]



          The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant Certificate, to purchase __________ shares of Common Stock of IFS International, Inc. and herewith tenders in payment for such securities a certified or official bank check payable in New York Clearing House Funds to the order of IFS INTERNATIONAL, INC. in the amount of $___________, all in accordance with the terms hereof. The undersigned requests that each of the certificates evidencing such securities be registered in the name of _________________ whose address is __________________________ and that such certificates be delivered to
___________________ whose address is ____________________________.



Dated:
Signature:___________________________________
                              (Signature must conform in all
                              respects to name of holder as specified on the face of the Warrant Certificate.)


                              (Insert Social Security or Other
                              Identifying Number of Holder)

**FOOTNOTES**

     {1*} Such number reflects a proposed one-for-ten reverse split of the Company's Common Stock.

                       [FORM OF ASSIGNMENT]


         (To be exercised by the registered holder if such holder desires to transfer the Warrant Certificate.)



     FOR VALUE RECEIVED
hereby sells, assigns and transfers unto

           (Please print name and address of transferee)

this Warrant Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint _______________________ Attorney, to transfer the within Warrant Certificate on the books of the within-named Company, and full power of substitution.



Dated:
Signature:__________________________________
                              (Signature must conform in all respects to name of holder as specified on the face of the Warrant Certificate.)

                              (Insert Social Security or Other Identifying Number of Assignee)























Exhibit  27

          This schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of operations found in the Company's Form 10-QSB for the 6 months ended October 31, 1996 and is qualified in its entirety by reference to such financial statements.

Period-Type                                6 months
Fiscal Year End                                 April 30, 1997
Period Start                                    May 1 1996
Period End                                      October 31 1996
Cash                                            596,504
Securities                                      0
Receivables                                     430,462
Allowances                                      7,900
Inventory                                       0
Current Assets                                  1,392,585
PP&E                                            609,746
Depreciation                                    427,565
Total Assets                                    2,069,737
Current Liabilities                             2,267,030
Bonds                                           0
Preferred Mandatory                             0
Preferred                                       0
Common                                          1,060
Other Shareholders Equity                       (634,747)
Total Liability and Equity                      2,069,737
Sales                                           1,586,985
Total Revenues                                  1,586,985
CGS                                             387,719
Total Costs                                     1,020,823
Other Expenses                                  126,392
Loss Provision                                  0
Interest Expense                                29,267
Income Pretax                                   52,051
Income Tax                                      0
Income Continuing                               0
Discontinued                                    0
Extraordinary                                   0
Changes                                         0
Net Income                                      52,051
EPS Primary                                     .04
EPS Diluted                                     .04




10