Form 10QSB
period 1997-01-31
IFS INTERNATIONAL INC
filed 1997-03-17
CIK 808310

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-QSB

         (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period ended January 31, 1997

                                   or

     ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.

                     Commission File Number: 1-12687

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

Common Stock, $.001 par value, 1,072,365 shares outstanding as of
   February 28, 1997
Series A Convertible Preferred Stock, $.001 par value, 1,380,000 shares outstanding as of February 28, 1997

      Transitional Small Business Disclosure Format: Yes___ NO (X)

                 IFS INTERNATIONAL, INC. AND SUBSIDIARY


                     QUARTERLY REPORT ON FORM 10-QSB


                            TABLE OF CONTENTS



                     Part I.  Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
January 31, 1997 (unaudited) and
April 30,1996.............................................2-4

Consolidated Statements of Operations,
three months and nine months ended
January 31, 1997 and 1996 (unaudited).....................5-6

Consolidated Statements of
Cash Flows, nine months ended
January 31, 1997 and 1996(unaudited)......................7-8

Notes to Consolidated
Financial Statements (unaudited).........................9-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..12-16


                       Part II.  Other Information


Item 1.  Legal Proceedings................................17

Item 2.  Changes in Securities............................17

Item 3.  Defaults Under Senior Securities ................18

Item 4.  Submission of Matters to a Vote of Security
         Holders..........................................18

Item 5.  Other Information................................18

Item 6.  Exhibits and Reports on Form 8-K.................18


                      Part I. Financial Information
           Item 1. Consolidated Unaudited Financial Statements

                         IFS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS


                                               (unaudited)
                                               January 31,            April 30,
                                               1997                   1996
                                               ___________            ___________
ASSETS
CURRENT ASSETS
   Cash                                                     $ 414,487              $ 137,462
   Trade accounts receivable,
    net of allowance for
    doubtful accounts of $7,900                               725,013                144,669
   Other receivables                                           13,279                 42,519
   Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                                  148,594                432,173
   Prepaid expenses and other
       current assets                                          98,934                 27,549
                                                          ___________            ___________
      Total current assets                                  1,400,307                784,372
                                                          ___________            ___________
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net
                                                              210,992                136,231
                                                          ___________            ___________
OTHER ASSETS
   Software license                                             6,917                  9,082
   Capitalized software costs, net                            458,842                377,482
   Deferred offering costs                                    128,950                      -
   Deposits                                                    22,195                      -
                                                          ___________            ___________
      Total other assets                                      616,904                386,564
                                                          ___________            ___________
                                                          $ 2,228,203            $ 1,307,167
                                               ______________________ ______________________

                         IFS INTERNATIONAL, INC.

                       CONSOLIDATED BALANCE SHEETS


                                              (unaudited)
                                              January 31,            April 30,
                                              1997                   1996
                                              ___________            ___________
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES
   Notes Payable                                             500,000                      -
   Current maturities of long
     term debt                                                54,323                 38,329
   Current portion of capital
        lease obligations                                          -                  2,733
   Accounts payable and other
     liabilities                                             200,426                587,170
   Accrued salary, commissions
     and other expenses                                      744,399                702,515
   Billings in excess of costs
        and estimated earnings on
        uncompleted contracts                                378,163                 32,524
   Deferred revenue and customer
        deposits                                             377,784                219,326
                                                         ___________            ___________
      Total current liabilities                            2,255,095              1,582,597
LONG-TERM LIABILITIES
   Long-term debt, less current
        maturities                                           415,677                439,831
   Other                                                      12,515                 12,515
                                                         ___________            ___________
      Total long-term liabilities                            428,192                452,346
                                                         ___________            ___________
SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par
        value; 25,000,000 shares
        authorized, no shares issued                                                      -
        or outstanding                                             -
Common Stock $.001 par value;
        50,000,000 shares
        authorized, 1,072,365
        and 1,009,361 issued and
        outstanding                                10,610                 10,093
   Additional paid-in capital                  2,221,836              2,168,528
   Accumulated deficit                        (2,687,530)            (2,906,397)
                                              ___________            ___________
Total shareholders' deficit                     (455,084)              (727,776)
                                              ___________            ___________

                                              $2,228,203             $1,307,167
                                              ______________________ ______________________

             See notes to consolidated financial statements.

                         IFS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                    Nine               Nine              Three              Three
                                   Months             Months            Months             Months
                                    Ended              Ended             Ended              Ended
                              January 31, 1997   January 31, 1996  January 31, 1997   January 31, 1996
                                     __________         __________         _________          _________
Revenues:
   Software license
    and installation
    contract fees                    $1,776,738           $876,212          $644,807           $420,973
   Hardware sales                       210,434             44,848            82,550              9,600
   Service and
       maintenance
       revenue                          671,029            301,353           343,859             97,115
                                     __________         __________         _________         __________
     Total revenue                    2,658,201          1,222,413         1,071,216            527,688
                                     __________         __________         _________         __________
Cost of software
   license and
   installation
   contract fees                        282,698            104,713           110,820             51,895
Cost of hardware
   sales                                180,700             16,124            75,341              3,414
Cost of service
      and maintenance
      revenue                           158,584            157,946            48,102             60,137
                                     __________         __________         _________         __________
                                        621,982            278,783           234,263            115,446
                                     __________         __________         _________         __________
      Gross profit                    2,036,219            943,630           836,953            412,242
                                     __________         __________         _________         __________
Operating expenses
   Research &
       development                      387,924            354,388           146,790            119,296
   Salaries                             589,659            472,215           231,433            151,920
   Rent                                  90,410             69,980            27,975             27,066
   Selling, general
       & admin.                         574,211            470,756           227,410            158,325
   Other                                 21,836             15,824             9,609              4,946
                                     __________         __________         _________          _________
      Total
          operating
          expenses                    1,664,040          1,383,163           643,217            461,553
                                     __________         __________         _________          _________
Income (loss) from
    operations                          372,179          (439,533)           193,736           (49,311)
Other income
    (expense):
   Litigation
       settlement costs               (100,000)          -                 -                  -
   Interest
       expense                         (53,312)           (39,424)          (25,196)           (12,723)
   Other                              -                      1,232           (1,724)            (1,366)
                                     __________         __________         _________          _________
Income (loss) before
    income taxes               218,867                   (477,724)  166,816                    (63,399)

   Provision for income               -                  -                 -                  -
    taxes
                                     __________         __________         _________         __________
Net income (loss)             $218,867                  $(477,724)  $166,816                  $(63,399)
                           ____________________ ____________________ __________________ ____________________
Attributable to
    common shares:
      Net income
     (loss)                               $0.21            $(0.48)          $   0.16          $  (0.06)
                           ____________________ ____________________ __________________ ____________________

                         IFS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Nine Months Ended        Nine Months Ended
                                                     January 31, 1997         January 31, 1996
                                                 ____________             ____________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $ 218,867              $ (477,724)
 Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
  Depreciation and amortization                      182,845                 145,349
  Changes in:
   Trade accounts receivable, net                   (580,344)                 52,133
   Other receivables                                  29,240                  21,208
   Costs, estimated earnings and
       billings on uncompleted
       contracts                                     629,220                 452,991
   Other current assets                              (71,385)                (19,869)
   Accounts payable and other
       liabilities                                  (386,744)                                  776
   Accrued salary, commissions and
       other expenses                                 41,884                  32,290
   Deferred revenue and customer
       deposits                                      158,458                  36,574
                                                 ____________             ____________
     Net cash provided by operating
         activities                                  222,041                 243,728
                                                 ________________________ ________________________
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                              (118,223)                (20,156)
 Capitalized license costs                              (666)                 (2,158)
 Capitalized software costs                         (217,911)                (88,177)
 Deposits advanced                                   (22,195)                         -
                                                 ____________             ____________
     Net cash used in investing
         activities                                 (358,995)               (110,491)
                                                 ____________             ____________
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital lease
     obligations                                      (2,733)                (11,011)
 Principal payments on long-term
     debt                                                         (8,160)   (100,993)
 Proceeds from short-term
     borrowing                                                    500,000             -
 Deferred offering costs                                        (128,950)             -
 Proceeds from issuance of stock                                   48,822                      778
 Proceeds from issuance of
     warrants                                                       5,000             -
                                                 ____________             ____________
     Net cash provided by (used in)
         financing activities                                     413,979                (111,226)
                                                 ____________             ____________
Increase in cash                                                  277,025      22,011
Cash:
 Beginning of year                                                137,462       8,083
                                                 ____________             ____________
 End of period                                                  $ 414,487    $ 30,094
                                                 ________________________ ________________________

             See notes to consolidated financial statements.

                         IFS INTERNATIONAL, INC.



                          Notes to Consolidated
                    Financial Statements (Unaudited)

                                 Note 1

              Presentation of Interim Financial Statements

 The accompanying consolidated financial statements include the accounts of IFS International, Inc., a Delaware corporation, and its wholly-owned subsidiary IFS International, Inc., a New York Corporation (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of January 31, 1997, the consolidated statements of operations for the three and nine month periods ended January 31, 1997 and 1996 and the consolidated statements of cash flows for the nine month periods ended January 31,
 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at January 31, 1997 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April
  30, 1996. The results of operations for the periods ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

                                 Note 2

                          Litigation Settlement

The litigation involving the Company and SLM Software, Inc. as previously reported in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1996 has been settled. A Mutual Full and Final Release was executed by the parties on December 4, 1996. The Company accrued the settlement amount of $100,000 in the second quarter. Refer to
         Part II, Item 1 of this report for further information.




                                 Note 3

                             Public Offering

   On February 28, 1997, the Company consumated a public offering (the "Public Offering") of 1,380,000 shares of Series A Convertible Preferred Stock (including 180,000 shares covering over-allotments) (the "Series A Preferred Stock") and 1,955,000 Redeemable Series A Convertible Preferred
   Stock Purchase Warrants (including 255,000 warrants covering over-allotments) (the "Warrants"). The Company received net proceeds of approximately $5,810,000 after deductions of the underwriter's discounts of approximately $710,000 and offering expenses of approximately $575,000. The Series A Preferred Stock is convertible, at the option of the holder, into one share of the Company's common stock, subject to adjustment, until February 20, 2002 or earlier upon the occurrence of certain events. Each Warrant entitles the holder to purchase one share of
   Series A Preferred Stock at a price of $6.25 per share, subject to adjustment, for a period of three years commencing on February 21, 1999 or earlier upon the occurance of certain events.

Costs associated with the Public Offering were deferred through February
                                28, 1997.

                                 Note 4

                          Stockholders' Equity

In October and November 1996, in connection with the Public Offering, the Company approved a 1 for 10 reverse common stock split and increased the number of shares of preferred stock authorized to 25,000,000 shares. Issued and outstanding shares of common stock and all share related and per share amounts have been restated to give retroactive effect to the split.

  In January 1997, the Company increased the number of shares of common stock authorized to 50,000,000 shares.

                                 Note 5

                            Bridge Financing

  In September 1996, the Company borrowed $500,000 in bridge financing pursuant to a private placement. This debt bore interest at 12% and was due at the earlier of the closing of the Public Offering or in March 1998. The bridge financing lenders also acquired warrants to purchase
 100,000 shares of common stock at a price of $2.50 per share. This debt was repaid on February 28, 1997 with a portion of the proceeds from the
                            Public Offering.

                                 Note 6

                               Real Estate

In December 1996, the Company entered into an agreement for the purchase of real estate. The purchase agreement required initial deposits of $50,000 with the balance of the purchase price of approximately $982,000 due on March 14, 1997. The balance of the purchase price was funded through a promissory note entered into by the Company on March 14, 1997 with a financial institution. The promissory note is due on April 14, 1997 together with interest at 6.75% and is secured with a portion of the proceeds from the Public Offering. Permanent financing for the acquisition of the real estate is expected to be in the form of a mortgage note, proceeds from which will be used to repay the promissory note.

The Company intends to renovate the real estate and ultimately house its operations at this location.

                                 Note 7

                            Stock Option Plan

In December 1996, the Board of Directors of the Company adopted a second stock option plan (the "1996 Plan") to provide for the granting of options which are intended to qualify either as "incentive stock options"
   under the Internal Revenue Code or "nonstatutory stock options" not intended to qualify. 300,000 shares of common stock have been reserved for issuance under the 1996 Plan which will be administered by the Board of Directors. The 1996 Plan has obtained stockholder approval.





















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

  The Company entered into an agreement with Visa International Service Association ("Visa") in July 1996 for the licensing and installation of its TPII smart card software in connection with the operation of up to seven pilot programs. The license for each pilot program is for a term of 24 months commencing on the date such pilot program goes on-line. As of January 31, 1997, Visa has selected financial institutions in various countries to conduct five of the pilot programs. Revenues from the licensing of the TPII smart card software are recognized in the same manner as revenues from the licensing of other TPII software products.

     Occasionally, the Company resells hardware to its customers in conjunction with its TPII software installation contracts. Since such sales are isolated and random the Company is unable to predict the amount of any future hardware revenues. Revenues from these occasional hardware sales are recognized when invoiced to the customer.




                          Results of Operations

  Total revenues of $1,071,216 for the fiscal quarter ended January 31,
      1997 represent an increase of $543,528 or 103.0%, over total revenues of $527,688 for the fiscal quarter ended January 31, 1996. Total revenues of $2,658,201 for the nine months ended January 31, 1997 represent an increase of $1,435,788 or 117.5%, over total revenues of
$1,222,413 for the nine months ended January 31, 1996.  This increase in total revenues resulted primarily from a substantial increase in licensing of TPII software products. Revenues from the licensing and installation of TPII software products were $1,027,950 for the fiscal quarter ended January 31, 1997, as compared to $501,624 for the fiscal quarter ended January 31, 1996. Revenues from the licensing and installation of TPII software products were $2,534,343 for the nine months ended January 31, 1997, as compared to $1,140,280 for the nine months ended January 31, 1996. Service revenues for the fiscal quarter ended January 31, 1997 increased by $246,744, or 254.1%, over service revenues for the fiscal quarter ended January 31, 1996. Service revenues for the nine months ended January 31, 1997 increased by $369,676, or 122.7%, over service revenues for the nine months ended January 31, 1996.
    As of January 31, 1997, the Company had approximately $319,000 of deferred maintenance service revenues. Service revenue growth is expected to continue as long as the number of licenses for TPII software products increases and the customers continue to utilize such software products.

 Revenues from licensing of TPII software products in countries outside the United States accounted for 59.2% of total revenues for the fiscal quarter ended January 31, 1997 as compared to 83.3% for the fiscal quarter ended January 31, 1996. Revenues from licensing of TPII software products in countries outside the United States accounted for 53.3% of total revenues for the nine months ended January 31, 1997 as compared to
   82.3% for the nine months ended January 31, 1996. The decline as a percentage of total revenues resulted primarily from an increase in domestic software revenues. Such domestic software revenues have increased for the nine months ended January 31, 1997 by approximately
$817,000 primarily as a result of revenues recognized from the smart card pilot programs. The Company nevertheless expects total revenues from foreign countries to continue to be a significant portion of its revenues in the future.

  Gross profit, as expressed as a percentage of total revenues, for the fiscal quarter ended January 31, 1997 was consistant with the fiscal quarter ended January 31, 1996 at 78.1%. Gross profit, as expressed as a percentage of total revenues, decreased to 76.6% for the nine months ended January 31, 1997 as compared to 77.2% for the nine months ended
 January 31, 1996.  This slight decrease is associated with the increase in hardware revenues. Hardware revenues typically have a lower gross margin than the Company's software products. Hardware revenues were $210,434 for the nine months ended January 31, 1997 as compared to
$44,848 for the the nine months ended January 31, 1996. Hardware revenues were $82,550 for the fiscal quarter ended January 31, 1997 as compared to
          $9,600 for the fiscal quarter ended January 31, 1996.

 Operating expenses of $643,217 for the fiscal quarter ended January 31, 1997 represent an increase of $181,664 or 39.4%, from operating expenses of $461,553 for the fiscal quarter ended January 31, 1996. Operating expenses of $1,664,040 for the nine months ended January 31, 1997 represent an increase of $280,817 or 20.3%, from operating expenses of $1,383,163 for the nine months ended January 31, 1996. This increase in operating expenses resulted primarily from an increase in personnel. The
 Company expects that operating expenses will continue to increase as a result of the planned addition of new personnel in anticipation of new business relating to the licensing of TPII software products, including the TPII smart card software.

Capitalized software costs for the fiscal quarter ended January 31, 1997 were $63,928 as compared to $9,697 for the fiscal quarter ended January 31, 1996. Capitalized software costs for the nine months ended January 31, 1997 were $217,911 as compared to $88,177 for the nine months ended January 31, 1996. This increase in capitalized software costs resulted primarily from costs incurred with respect to the TPII smart card software technology. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net income was $166,816 for the fiscal quarter ended January 31, 1997, as compared to a net loss of $63,399 for the fiscal quarter ended January 31, 1996. Net income was $218,867 for the nine months ended January 31,
  1997, as compared to a net loss of $477,724 for the nine months ended January 31, 1996. This increase in net income was primarily a result of a substantially increased licensing of TPII software products and increased service revenues.

                     Liquidity and Capital Resources

    The Company's primary source of funds has been operating revenue. Although total revenues increased for the nine months ended January 31,
   1997 by approximately 117.5%, the Company's working capital deficit increased to $854,788 as of January 31, 1997 from $798,125 as of April
    30, 1996. As a result, the Company was not able to meet scheduled principal and interest payments on its outstanding debt during the nine months ended January 31, 1997 nor pay some of its trade creditors on a current basis. The Company's working capital deficit increased primarily as a result of the funding of noncurrent assets such as capitalized software costs, the purchase of equipment, deferred offering costs and deposits advanced to the purchase of a building.

   On February 28, 1997, the Company consumated a public offering (the "Public Offering") of 1,380,000 shares of Series A Convertible Preferred
 Stock (including 180,000 shares covering over-allotments) and 1,955,000
    Redeemable Series A Convertible Preferred Stock Purchase Warrants (including 255,000 warrants covering over-allotments.) The Company received net proceeds of approximately $5,810,000 after deductions of the underwriter's discounts of approximately $710,000 and offering expenses of approximately $575,000.

  The Company obtained approximately $500,000 from bridge financing in September 1996. This bridge financing was repaid with a portion of the net proceeds from the Public Offering. A portion of the net proceeds from the Public Offering were used to satisfy past due amounts under the North
   Greenbush Industrial Development Agency loan and the New York State
                 Science and Technology Foundation loan.

 The Company believes that the proceeds of the Public Offering, together with anticipated cash flow from operations, will be sufficient to finance the Company's working capital requirements for a period of at least 24 months following the completion of the Public Offering. However, since a portion of the license fee for TPII software products is not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The consent of the underwriter of the Public Offering is required before the Company may complete certain types of financing. The obligation to obtain such consent may limit the Company's ability to complete such financing.

             Quarter to Quarter Sales and Earning Volatility

    Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. The Company can experience long delays (i.e., between three to twelve months) before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer system. In addition following execution of the agreement, the preparation of functional specifications, customization and installation of software products and the training by the Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer.  Accordingly, the Company's revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole. Additional factors effecting quarterly results include the timing of revenue recognition of advance payments of license fees, the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of EFT.

                                Inflation
  The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.

                         IFS INTERNATIONAL, INC.

                     Part II  -   Other  Information

Item 1  -   Legal Proceeding

As stated in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1996, the Company and SLM Software, Inc. ("SLM"), a competitor of the Company, were involved in litigation in the civil trial courts of the province of Ontario, Canada. On December 4, 1996, the SLM litigation was settled resulting in the Company paying SLM the sum of $100,000 U.S. The Company also surrendered its counterclaims against SLM. The settlement provides that neither party admits any wrongdoing, and was made by the Company for the purpose of avoiding the expense of protracted litigation in the Canadian courts. The Company has no further exposure with respect to this claim.

The Company is not aware of any other legal proceedings.

Item 2  -   Changes in Securities

At 5:00p.m. Delaware time, on November 8, 1996, a one-for-ten reverse split of the outstanding Common Stock of the Company was effectuated. As a result of such reverse split, the number of outstanding shares of Common Stock was reduced from 10,597,300 shares to 1,059,730 shares.

In November 1996, the Company increased the number of shares of preferred stock authorized to 25,000,000 shares, and designated 20,000,000 of the shares of preferred stock as Series A Convertible Preferred Stock.

In January 1997, the Company increased the number of authorized shares of common stock of the Company from 25,000,000 shares to 50,000,000 shares.

The Company issued Series A Convertible Preferred Stock (the "Series A Preferred Stock")in the Public Offering. The holders of Series A Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. All such matters require approval of the Series A Preferred Stock, voting separately as a class, except that with respect to the election of the directors, the Series A Preferred Stock and common stock vote together as one class. No dividends will be paid on the Series A Preferred Stock, except that holders of Series A Preferred Stock will be entitled to receive dividends if dividends are declared with respect to the common stock and, in such event, ratably with the holders of common stock.



Item 3  -   Defaults Under Senior Securities

None

Item 4 -   Submission of Matters to a Vote of Security
           Holders

                   In January 1997, the stockholders of the Company holding more than a majority of the outstanding shares of the Company's common stock consented in writing to and approved an amendment to the Company's Certificate of Incorporation, relating to the capitalization of the Company. Such amendment states, among other things, that the authorized shares of the Company shall be 50,000,000 shares of common stock, par value $.001, and 25,000,000 shares of preferred stock, par value $.001. The stockholders of the Company also approved the adoption of a stock option plan providing for the issuance of up to 300,000 shares of common stock to employees and non employee Directors of, and consultants to, the Company.

Item 5  -   Other Information

None

Item 6  -   Exhibits and Reports on Form 8-K

                   (a) Exhibits
         Exhibit 4.1 - Certificate of Designation of the Series A
            Convertible Preferred Stock

         Exhibit 4.2 - Warrant Agreement between the Company and the underwriter of the Public Offering (the "Underwriter")

         Exhibit 4.3 - Warrant Agreement between the Company and the American Stock Transfer and Trust Company, as warrant agent

         Exhibit 10.1- Underwriting Agreement between the Company and the Underwriter

         Exhibit 10.2- Employment Agreement, dated as of January 1, 1997 between the Company and Frank A. Pascuito

         Exhibit 10.3- Employment Agreement, dated as of January 1, 1997 between the Company and Charles J Caserta

         Exhibit 27 - Financial Data Schedule

                   (b) Reports on Form 8-K - None

Signature



                   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   Date: March 17, 1997      IFS International, Inc.

                              By:

        \s\ Frank Pascuito
                              _____________________________
                   Frank Pascuito
                   Chairman of the Board
                   (Principal Executive and Financial Officer)