Form 10-K
period 1997-04-30
IFS INTERNATIONAL INC
filed 1997-07-30
CIK 808310

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 1-12687

                             IFS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

              Delaware                                    13-3393646
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

   Title of each class                Name of each exchange on which registered
   Series A Convertible                            Boston Stock Exchange
   Preferred Stock, par value $.001 per share
   Redeemable Series A Convertible Preferred       Boston Stock Exchange
   Stock Purchase Warrants

       Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $3,733,218

The aggregate market value of the Common Stock held by non-affiliates on June 30, 1997 was approximately $4,724,010.

The aggregate market value of the Series A Convertible Preferred Stock held by non-affiliates on June 30, 1997 was approximately $12,498,970.

As of  April  30,  1997,  there  were  1,072,945  and  1,380,000  shares  of IFS
International, Inc. Common Stock and Series A Convertible Preferred Stock, respectively, outstanding.

                                     PART I

ITEM 1. Business

INTRODUCTION

   IFS International, Inc. (the "Company") is engaged in the business of developing, marketing and supporting software products for the electronic funds transfer ("EFT") market. The Company's family of software products, marketed under the name TechNique Plus II ("TPII"), serves as a UNIX-based manager for EFT systems. TPII software products are designed to operate with computers utilizing the UNIX operating system, are written in C programming language and incorporate Oracle relational database technology and object oriented design concepts. As a result, TPII software products are compatible with a significant portion of the industry standard computer platforms.

  An EFT system ("EFT System") of a bank or other financial institution permits the processing of transactions involving credit cards and debit cards (e.g., ATM cards). An EFT System generally consists of one or more of the following in various configurations: automatic teller machines ("ATMs"), point of sale
("POS") terminals, a host computer of the financial institution and regional, national and international networks ("Networks"), such as CIRRUS, NYCE, MAC or PLUS. TPII software products primarily route and authorize the processing of transactions through an EFT System. TPII software is offered in separate modules which perform different functions, including (i) interfacing with ATMs, POS terminals, a financial institution's host computer and Network computers, (ii) updating credit and debit card information, (iii) providing stand-in authorization for transactions when the financial institution's host computer is not operating, (iv) computing fees for transactions processed (v) generating of reports, and (vi) the processing of Smart Card transactions including the re-loading of the Smart Card. The TPII software products are installed generally at the financial institution's main processing facility.

   The Company's primary business objective is to become a leading world-wide supplier of UNIX-based managers for EFT Systems. To date, the Company's TPII software products have been primarily installed in EFT Systems of banks and other financial institutions located primarily in emerging countries and former Eastern Bloc nations. As of April 30, 1997, seventeen financial institutions and three Networks were utilizing TPII software products. Certain of such financial institutions serve up to 750 ATMs and over 2,600 POS terminals and the three Networks serve twenty-two, eight, and four financial institutions, respectively. In addition, agreements have been executed for the installation of TPII software products in EFT Systems of three additional financial institutions (which excludes the agreements relating to the smart card pilot programs referred to below). The Company principally derives its revenues from the licensing of its TPII software products. A substantial portion of such revenues are generated by licensing through or to computer manufacturers, which incorporate the TPII software products into a turnkey system installed at a financial institution. The preparation of functional specifications, customization and installation of TPII software products and the training by the Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. The Company generally receives payment of a substantial portion of the license fee prior to the final acceptance by the customer. The Company provides its customers with maintenance services for its TPII software for a separate fee. The Company also offers other support services, such as additional training of customer personnel and consulting, for additional consideration.

   The Company adapted its TPII software to manage EFT Systems that process transactions involving the "loading" of value on smart cards. A smart card is a plastic card with an electronic chip that acts as a small computer. These cards can include a stored value feature, which enables the holder to "load" a fixed amount of purchasing power or cash equivalent on the card as authorized. As a result, the holder can purchase items or services without the necessity of carrying cash or entering into a credit card transaction. The Company has developed software for Visa International Service Association ("Visa") to manage an EFT System that facilitates the "loading" of value on a smart card through a bank's terminals. As a result of a successful test of the Company's TPII smart card software, Visa entered into an agreement with the Company in July 1996 for the licensing and installation of this software in connection with the operation of up to seven pilot programs for the purposes of evaluating the TPII smart card software and other aspects of the smart card system. The license for each pilot program is for a term of 24 months commencing on the date such pilot program goes on-line. As of April 30, 1997, Visa has selected financial institutions in the following countries to conduct the pilot programs: the United States, the United Kingdom, Japan, Germany and Italy. The first pilot program that became operational was in Germany during the first calendar quarter of 1997. The Company anticipates that the next two pilot programs will be operational in August, 1997.

   On February 28, 1997, the Company consumated a public offering (the "Public Offering") of 1,380,000 shares of Series A Convertible Preferred Stock (including 180,000 shares covering over-allotments) (the "Series A Preferred Stock") and 1,955,000 Redeemable Series A Convertible Preferred Stock Purchase Warrants (including 255,000 warrants covering over-allotments) (the "Warrants"). The Company received net proceeds of approximately $5,744,000 after deductions of the underwriter's discounts of approximately $710,000 and offering expenses of approximately $642,000. The Series A Preferred Stock is convertible, at the option of the holder, into one share of the Company's common stock, subject to adjustment, until February 20, 2002 or earlier upon the occurrence of certain events. Each Warrant entitles the holder to purchase one share of Series A Preferred Stock at a price of $6.25 per share, subject to adjustment, for a period of three years commencing on February 21, 1999 or earlier upon the occurance of certain events.

   The Company was incorporated in Delaware in 1986 under the name "Wellsway Ventures, Inc." and changed its name to "IFS International, Inc." in 1989. The Company's principal offices are located at Rensselaer Technology Park, 185 Jordan Road, Troy, New York 12180 and its telephone number is (518) 283-7900.

BUSINESS

EFT Systems

   Typically, the completion of a debit card or credit card transaction or the "loading" of value to a smart card involves several steps through an EFT System. First, the bank customer or a retailer inserts the customer's debit, credit or smart card issued by the bank into an ATM, POS terminal or smart card "load" device thereby requiring authorization of a transaction. The request is routed to a Network or bank computer for authorization; the authorization message is then returned to the terminal at which the transaction was originated and the transaction then is completed. The whole process is generally accomplished within thirty seconds or less. Most EFT Systems operate twenty-four hours a day, seven days a week.

   The routing and authorization of EFT transactions is a complex activity due to the large number of locations and variety of devices through which transactions can be generated, the large number of card issuers in the market, the high transaction volumes, the geographic dispersion of the Networks, the differing types of authorization and the varied reporting requirements. In addition, there are many variations to an EFT System. For example, ATMs, POS terminals or smart card "load devices" may be connected to one or several Network computers, in which case transaction authorization can be processed by the Network computer, with authorization and record information transmitted to the bank computer, if appropriate. Many smaller banks utilize processing firms for all or portion of their transactions or several banks establish a joint venture to process credit and debit card transactions.

TPII Software Products

   The TPII software products are EFT Systems managers. Such software products primarily route and authorize the processing of transactions through an EFT System, thereby enabling the system to interface or communicate with other systems and Networks, as well as to provide other functions. TPII software products generally can be configured to (i) act as a front-end to a financial institution's host computer, (ii) perform as a switch connected to multiple financial institutions' host computers and Networks or (iii) act as an authorization-only system for financial transactions.

   As a front-end system, TPII software products can intercept transactions from a financial institution's terminals and route them to the institution's host computer. This eliminates expenses that may be charged by data processing facilities or Networks. For example, a transaction initiated by the customer of a bank at the bank's ATM that is part of a larger shared Network generally is initially routed to the Network computer for a fee before it is routed back to the bank's host computer, typically referred to as an "on-us" transaction. The TPII front-end system, however, routes the "on-us" transaction directly to the bank for processing, thereby bypassing the Network.

   As a switch, TPII software products can route transactions between multiple host computers of financial institutions for authorization of transactions. In this environment, ATMs, POS terminals and smart card "loading" devices of a financial institution are on-line to such financial institution's host computer and such host computer is on-line to the TPII software. If such financial institution's host computer receives a transaction request from an ATM, POS terminal or smart card "loading" device requiring an authorization from another financial institution which is part of the Network, then the request is transmitted to the Network utilizing the TPII software and the TPII software routes the request to the proper financial institution's host computer for authorization, which then transmits the authorization response back to the Network. The TPII software then routes the authorization response to the original requesting financial institution. In this environment, the TPII software can also authorize the transaction if the financial institution from which the authorization is requested is unavailable.

   As an authorization-only system, TPII software products receive authorization requests from various Network switches. In this environment, the TPII software is installed at the financial institution's main office, but is not interfaced with any of that institution's ATMs, POS terminals or smart card load devices. Instead, it will authorize transactions initiated by credit cards, debit cards and/or smart cards issued by the institution to its customers when the customers utilize terminals and devices owned by other financial institutions. In this environment, a transaction request originating at another financial institution's ATM, POS terminal or smart card "loading" device by the customer is transmitted to a Network switch and the Network switch will route the transaction request to the TPII software. The TPII software will then route the transaction to the host computer of the financial institution utilizing TPII software for authorization. If such institution's host computer is unavailable, then the TPII software will authorize the transaction and transmit the response back to the proper Network switch.

   TPII software products can be installed at the financial institution's main office, a branch or at a data processing facility. TPII software products permit 7-day, 24-hour remote banking by storing customer balance files and communicating with the customers' in-house computer(s) or data center(s) on a continuous (real time) or batch (delayed) basis with no changes required to existing host application software. TPII software products are capable of sending or receiving messages from ATMs, POS terminals, Networks and host computers. Such products may authorize transactions without the necessity of interfacing with the host computer and can periodically input the transactions into the host computer.

   TPII software is offered in separate modules depending on the function to be performed. Set forth below is a description of the various modules of the Company's TPII software products:

       ATM, POS, Smart Card, Host and Network Interfaces each provide for the access to and messages between a financial institution's or Network's EFT System and its associated terminals or processors.

       The Card Management Module is responsible for the updating and maintenance of a relational database of card data. This module is capable of maintaining the day-to-day history of the existing card base and is used for both the ordering of new cards and the replacement of lost or damaged cards.

       The Stand-In Module is primarily responsible for the logging of transactions whenever communications are not available between the EFT System and the host due to host failure or scheduled host downtime. When communications are re-established the Stand-In Module is responsible for sending stand-in transactions to the host.

       The Settlement Processing Module is responsible for the computation of fees for both the Network and issuer transactions processed on an EFT System and is responsible for generating operational and statistical reports in industry standard format for terminals, banks and Networks.

       The Authorization Module provides, if required, transaction authorization using various methods.

       The Software Distribution Module is responsible for the down-line loading of various configuration parameters to the ATM terminals and to encrypt and decrypt the personal identical number (PIN) portion of the message to or from ATMs. The encryption and decryption processes are performed by the connected Host Security Module on behalf of the Software Distribution program.

       The Device Monitor Module is responsible for supplying the ATM Network manager with real time device status monitoring. When the device monitor module determines the need to inform the manager of a particular condition, it will send a warning message indicating the problem.

Visa Contract

   The Company has adapted its TPII software to manage EFT Systems that process transactions involving the "loading" of value on smart cards. A smart card is a plastic card with an electronic chip that acts as a small computer. These cards can include a stored value feature, which enables the holder to "load" a fixed amount of purchasing power or cash equivalent on the card as authorized. As a result, the holder can purchase items or services without the necessity of carrying cash or entering into a credit card transaction. For example, the smart card may be activated with $60.00 of purchasing power by inserting the smart card into a smart card terminal (i.e. a "loading" device). The card holder then uses the smart card to purchase a product for $12.00, which reduces the purchasing power of the smart card to $48.00. The stored value on the card can be changed at a participating ATM or other terminal.

   The Company has developed software for Visa to manage an EFT System that facilitates the "loading" of value on a smart card through a bank's terminals. As a result of a successful test of the Company's TPII smart card software, Visa entered into an agreement with the Company in July 1996 for the licensing and installation of this software in connection with the operation of up to seven pilot programs for the purposes of evaluating the TPII smart card software and other aspects of the smart card system. The license for each pilot program is for a term of 24 months commencing on the date such pilot program goes on-line. As of April 30, 1997, Visa has selected financial institutions in the following countries to conduct the pilot programs: the United States, the United Kingdom, Japan, Germany and Italy. The first pilot program that became operational was in Germany during the first calendar quarter of 1997. The Company anticipates that the next two pilot programs will be operational in August, 1997.

Licensing, Services and Training

   The Company licenses its TPII software products pursuant to a non-exclusive perpetual licensing agreement. Under these agreements, the customer receives the non-exclusive right to use one copy of the software product on designated equipment upon payment of a one-time fixed license fee. Each financial institution's computer requires a separate copy of the TPII software and the license portion of the fee is incurred for each copy of the software installed. The Company trains the financial institution's personnel in the use of the TPII software products.

   The TPII software products generally involve customization to enable the TPII software to interface with a customer's unique host software and to meet the particular needs of the customer. For example, each financial institution has different software operating various ATMs or POS terminals, as well as bank and Network computers, requiring modification to configure with the Company's TPII software. Licenses for TPII software products generally begin at $180,000 and average approximately $300,000 per contract depending upon the modules selected. Payments under these types of contracts are usually made in several stages commencing with signing of the license agreement and then as certain milestones are completed. The Company intends to evaluate the feasibility of licensing its TPII software products on a fee-per-transaction basis in addition to, or in lieu of, the one-time licensing fee structure currently used.

   The Company generally warrants its TPII software products for 90 days. Subsequent to the warranty period of the TPII software products, the Company provides maintenance services with respect to such software products. Yearly service fees are typically 15% of the original TPII software license fee, subject to annual increases based on changes in the Consumer Price Index in the United States, and are generally payable annually in advance. During the period of service, the customer receives copies of the Company's latest standard releases and any software enhancements that the Company considers to be logical improvements. These releases and enhancements are accompanied by documentation updates as necessary.

   For an additional fee, the Company will provide additional training of customer personnel. Depending on the complexity of the customer's system, training can take from 2-4 days to 2-4 weeks.

   Oracle Corporation has granted the Company, in exchange for the payment of royalties to Oracle, a nonexclusive license to use, and grant sublicenses with the respect to, the Oracle relational database software which is incorporated into the TPII software products.

Special Development Contracts

   The Company performs specialized software modifications or enhancements to its TPII software for its customers, such as enhancing the TPII software to issue postage stamps at an ATM terminal. The Company generally receives a fee for the modification and has all proprietary rights to the software developed and may then include the modification in its standard TPII software products.
The Company finds these contracts to be beneficial because of the resulting enhancements to its base software products.

Marketing And Customers

   TPII software products generally have been primarily installed in EFT Systems of banks and other financial institutions located primarily in emerging countries and former Eastern Bloc nations which operate or are members of geographically-distributed EFT Systems or Networks servicing large volumes of transactions through many types of devices. They include the following: Budapest Bank, Budapest, Hungary; Ceska Sporitelna, Prague, Czech Republic; Baltic Card Center, Riga, Latvia; Komercijalna Banka A.D., Skopje, Republic of Macedonia; and Trustee's Saving Bank, Cork, Ireland. Certain of such financial institutions serve over 750 ATMs and 2,600 POS terminals. In addition, the Company has licensed its TPII software products to two United States financial institutions, Standard Federal Bank, Detroit, Michigan and Lockheed Federal Credit Union, Burbank, California.

   In 1994, the Company entered into a strategic alliance with DEC, pursuant to which such computer manufacturer agreed to market on a nonexclusive basis TPII software products in connection with DEC's world-wide sale of its computers for EFT Systems. In connection with DEC's sale of computers for EFT Systems, DEC, rather than the financial institutions, is generally the licensee of the Company's TPII software products. For the fiscal years ended April 30, 1996 and 1997, approximately 14% and 21%, respectively, of the Company's total revenues were derived pursuant to this relationship. The Company is, therefore, dependent upon this relationship and would be adversely affected by the loss of such relationship. The Company has a similar agreement with Unisys for Europe and Africa, but as of the date hereof, the Company has not derived any revenues pursuant to its relationship with Unisys. In addition, pursuant to an informal arrangement with IBM Thailand, the Company licensed its TPII software products, through IBM Thailand, to two Asian financial institutions utilizing IBM computers for their EFT Systems. Revenues from such licenses represented approximately 3% of the Company's total revenues during the fiscal year ended April 30, 1997. The Company is currently seeking to enter into alliances with additional computer manufacturers.

   As a result of the smart card pilot programs, Visa accounted for approximately 39% of the Company's total revenues for the year ended April 30, 1997. IBM Thailand accounted for approximately 12% of the Company's total revenues for the year ended April 30, 1996. No other customer accounted for more than 10% of the Company's total revenues for the fiscal years ended April 30, 1997 and 1996.

   The Company also markets its products directly through Charles J. Caserta, President of the Company, and Simon J. Theobald, Managing Director of EMEA (Europe, Middle East, Africa) in the Company's European office based in London. The Company intends to hire additional sales personnel in the first quarter of the next fiscal year.

   The Company's software product information is disseminated internally within DEC through in-house newsletters and other promotional tools. Products are also advertised, to a limited extent, in user publications and at various trade shows. The Company has engaged an advertising agency to implement a marketing campaign, including advertising in publications targeted for financial institutions.

Backlog and DeferredMaintenanceServiceRevenues

   Backlog

   As of April 30, 1997 and 1996, the Company had backlog of approximately $1,372,000 and $555,000, respectively, in software license fees. The backlog was higher as of April 30, 1997 as the Company had a greater number of license agreements in process at an earlier stage of completion at that date as compared to April 30, 1996. The Company includes in its backlog all license fees not included as revenues under the percentage of completion method to the extent that the Company contemplates recognition of the related revenues within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

   Deferred Maintenance Service Revenues

   As of April 30, 1997 and 1996, the Company had deferred maintenance service revenues of approximately $287,000 and $253,000, respectively. The increase in deferred maintenance service revenues is a result of the increase in the installed base of TPII systems. As more TPII software products are installed, maintenance service revenues are expected to increase.

Competition

   The development and marketing of software for financial institutions is highly competitive. The Company encounters both direct and indirect competition from several different sources which vary depending on the particular product or services involved and the size of the customer served. Many of these competitors have greater financial resources than the Company. In addition, many of the larger financial institutions have developed their own systems internally. However, the Company believes its TPII software products will continue to be competitive based on cost and technology.

   The Company's TPII software products face strong competition from proprietary (legacy) and UNIX-based software. In the international EFT market, well established worldwide competition includes Transaction Systems Architects, Inc., Deluxe Data Systems, Inc., SDM International, Inc., S2 Systems, Inc., a subsidiary of Stratus, SLM Software, Inc., Consolidated Software and Oasis Systems, whose products run on Tandem or Stratus fault-tolerant computers with proprietary operating systems or on IBM host or industry standard computers with UNIX operating systems.

   The Company also encounters competition from original equipment manufacturers such as NCR Corporation, Interbold, Fujitsu and Omron; EFT software system integrators such as Kirchman Corporation, Hogan Systems, Inc., ARKSYS (formerly known as Arkansas Systems), Jack Henry and Diebold, Incorporated; and EFT shared regional networks such as NYCE, MAC and HONOR. Price competition is considerable, with discounting from list used as an inducement to buy software and mainframes or to become members of the Networks.

   The Company is aware of only a limited number of companies primarily marketing UNIX-based products for EFT Systems. The Company is also aware that S2 Systems, Inc. has developed its own UNIX-based transaction processing package and Transaction Systems Architects, Inc. has begun to market a UNIX-based product, TRANS 24.

   There are numerous companies which offer EFT outsourcing services. These third party providers primarily drive ATMs belonging to financial institutions. A significant portion of all of ATM transactions are processed by these third party providers. The principal companies in this area are: Electric Data Systems
(EDS), Deluxe Data Corporation, Affiliated Computer Services, Inc., Fiserv, Inc., Money Access Services (MAC), Information Services and First Data Corporation.

   The retail POS market is rapidly growing and numerous participants are positioning themselves to capture various segments of the market. Most of these companies are well established, have greater financial resources than the Company and an established customer base. There can be no assurance that the Company can make any inroads in this highly competitive marketplace or that its efforts will be successful.

   In  the  smart  card  market,   the  Company  is  aware  of  other  financial
institutions attempting to develop their own smart card technology and is unable to predict which technology, if any, will become the industry standard.

Software Development And Future Products

   In an effort to license TPII software products to larger financial institutions, the Company will test its software for use in managing EFT Systems with a greater number of ATMs and POS terminals than in the EFT Systems currently utilizing the Company's TPII software products. Establishing this capability will permit the Company to market TPII software products to financial institutions with larger EFT Systems which may be reluctant to use the Company's TPII software without proof of its capabilities in that environment.

   Competition, technological advances, changes in customer requirements, deregulation and other regulatory changes affecting financial institutions necessitate an ongoing enhancement and development effort to meet the comprehensive processing needs of banks and other financial institutions. As a result, the Company will continue ongoing expenditures for enhancement of the Company's existing software products that take advantage of technological advances and respond to the increasingly sophisticated requirements of its customers. Enhancements to existing customers are delivered as add-ons to the licensing agreements for additional license fees.

   The Company will further develop products and services relating to the "loading" of value on the smart card. Financial institutions utilizing smart cards must provide for the personalization of the smart cards as well as a purchase terminal system, a collection system and a clearing system. The Company may consider developing, itself or jointly, one or all of these products and services and may also explore the possibility of providing a turnkey or single vendor solution for financial institutions in this area.

   The Company believes that its TPII software products can be adapted for telephone and Internet/computer banking. The Company intends to evaluate the potential for these markets.

   The Company will also attempt to market additional services to the EFT industry. Such services will include custom services, as well as facilities management services. Facilities management services entail the operation on a fee-basis of an EFT System by the Company's personnel at the customer's facility.

Proprietary Rights

   The Company does not own any patents or registered copyrights. The Company relies on a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company distributes its TPII software products under software license agreements which typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software products as a trade secret. The Company also obtains confidentiality agreements from its employees, customers and others who have access to its software products. Despite these precautions, there can be no assurance that misappropriation of the Company's software products and technology will not occur.

   Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available for the Company's products in certain foreign countries.

Regulations

   The Company's applications are utilized primarily by financial institutions. Such institutions are subject to state, federal or foreign regulation. Hence, it is possible that banking regulations may have a material effect on the Company's operations. In addition, the TPII software products are subject to export regulations, including regulations relating to encrypted software, which require prior approval of the licensing of the software to customers located in foreign countries. To date, however, the Company has not experienced problems complying with these regulations.

Employees

   As of April 30, 1997, the Company had fifty-two employees, forty-nine of whom were full time. Two employees comprise the direct sales force; forty employees are involved in product development, technical support and services and ten employees are involved in office administration. Additionally, the Company engages various consultants from time to time to assist with product development and enhancements to existing products.

   The Company believes it can continue to attract skilled personnel for all areas and has been able to keep turnover to a minimum. However, the competition to employ skillful professionals is intense. None of the employees are covered by a collective bargaining agreement and there have been no work stoppages. Management believes that relations with its employees are good.

ITEM 2. Properties

   The Company's current headquarters, which consist of approximately 8,500 square feet of leased office space, is located at 185 Jordan Road, Rensselaer Technology Park, Troy, New York. The term of this lease expires on July 31,
1999. The Company has the option to renew the lease at a mutually agreeable rental at least 30 days prior to expiration. The current annual base rental amount is $82,476. In addition to base rent, the Company pays a pro-rata share of operating costs.

   In order to have sufficient space for its projected expanded operations, the Company purchased on March 14, 1997 a ground lease expiring on May 25, 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. The Company intends to use approximately 23,500 square feet of this new facility for its operations. The purchase price of such facility was $995,000 of which $50,000 was paid in cash and the balance of the purchase price was funded through a promissory note entered into by the Company with a financial institution. The promissory note was due on April 14, 1997 together with interest at 6.75% and is secured with a portion of the proceeds from the Public Offering. The interest on the initial promissory note was paid on April 11, 1997. The promissory note has been renewed with interest payments payable monthly until permanent financing is obtained. The Company has received a commitment from the holder of the promissory note to convert the note into a permanent loan with a term of 5 years. The permanent loan will be collateralized by the building and will contain several financial covenants. Interest on the permanent loan will be determined when such loan is made. The Company estimates that $715,000 will be necessary for the renovation of such facility. The landlord of the Company's current lease has agreed to terminate such lease without any further obligations by the Company.

   The Town of North Greenbush Industrial Development Agency ("IDA") passed a resolution on March 25, 1997 authorizing the IDA to provide certain financial assistance ("Financial Assistance") to the Company upon the completion of certain events, including financing of the property located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York and its renovation. Such Financial Assistance would be in the form of (i) a New York State sales tax abatement,
(ii) a mortgage recording tax exemption and (iii) graduated payments by the Company in lieu of real property taxes with respect tosuch property.

   The Company's European Sales and Marketing office is also leased and is located at Salamander Quay (West), Park Lane, Harefield, Uxbridge, Middlesex, UB9 6NZ, England. This office consists of approximately 890 square feet. The term of this lease expires in June 1999. The current annual base rental amount is approximately $22,000.

ITEM 3. Legal Proceedings

   The Company is not a party to any pending material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders for the three months ended April 30, 1997.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Prior to February 21, 1997, the Company's Common Stock had been quoted on the OTC Bulletin Board under the symbol IFSE. Commencing on February 21, 1997, the Common Stock has been quoted on The Nasdaq SmallCap Market under the symbol "MNYC." Prior to February 21, 1997, the Common Stock had been traded, if at all, on a sporadic basis; therefore, the prices quoted below prior to such date are not necessarily indicative of market value. The following table, which is restated to reflect a 1-for-10 reverse split of the Common Stock effectuated at the close of business on November 8, 1996, sets forth the range of the high and low bid quotations of the Common Stock on the OTC Bulletin Board until February 20, 1997, and The Nasdaq Small Cap Market thereafter, for the periods indicated. The following table also sets forth the range of the high and low bid quotations of the Series A Preferred Stock "MNYCP" and the Warrants "MYNCW" on The Nasdaq Small Cap Market commencing on February 21, 1997.

                                                 SERIES A
                      COMMON STOCK            PREFERRED STOCK                WARRANTS
Quarter Ended         High*    Low*            High**  Low**               High**   Low**
----------------     ------- -------          ------- -------             -------  -------
July 31, 1995         $1.50    $1.50
October 31, 1995      $1.50    $1.50
January 31, 1996      $1.88    $1.50
April 30, 1996        $2.50    $1.88
July 31, 1996         $2.50    $2.50
October 31, 1996      $4.38    $2.50
January 31, 1997      $8.13    $3.50
April 30, 1997        $10.00   $3.13           $19.75  $5.50               $12.50   $.88

* The source of such quotations is the National Quotation Bureau, Inc. and Nasdaq Trading and Market Services.
**The source of such quotations is Nasdaq Trading and Market Services.


   The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

   As of April 30, 1997 there were approximately 280 recordholders of the Common Stock. The Company believes that there are more than 700 beneficial owners of Common Stock.

   As of April 30, 1997 there were approximately 2 and 4 recordholders of the Series A Preferred Stock and the Warrants, respectively. The Company believes that there are more than 550 and 650 beneficial owners of Series A Preferred Stock and the Warrants, respectively.

   No dividends will be paid on the Series A Preferred Stock, except that holders of Series A Preferred Stock will be entitled to receive dividends if dividends are declared with respect to the Common Stock and, in such event, ratably with the holders of the Common Stock. The Company plans to retain any future earnings for use in its business and, accordingly, the Company does not anticipate paying dividends on its Common Stock and Series A Preferred Stock in the foreseeable future. The payment of any dividends on the Common Stock and Series A Preferred Stock will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.



ITEM 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

   The Company is engaged in the business of developing, marketing, and supporting software for the EFT market. Substantially all of the Company's revenues have resulted from the licensing of its family of TPII software products. The preparation of functional specifications, customization and installation of TPII software products and the training by the Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. The customer pays 30% to 50% of the licensing fees upon execution of the licensing agreement and also makes progress payments prior to acceptance. The Company recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. The Company also derives recurrent revenues from furnishing certain maintenance services to its customers for the TPII software and may also receive additional revenues for additional training of customer personnel and consulting services (collectively "service revenues"). With respect to revenues for maintenance services, the Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.

   The Company entered into an agreement with Visa in July 1996 for the licensing and installation of its TPII smart card software in connection with the operation of up to seven pilot programs. The license for each pilot program is for a term of 24 months commencing on the date such pilot program goes on-line. As of April 30, 1997, Visa has selected financial institutions in various countries to conduct the pilot programs. Revenues from the licensing of the TPII smart card software, except for base license fees for pilot programs, will be recognized in the same manner as revenues from the licensing of the other TPII software products. Revenues from base license fees for pilot programs are recognized when pilot sites are identified.

   Occasionally, the Company resells hardware to its customers in conjunction with its TPII software installation contracts. Since such sales are isolated and random the Company is unable to predict the amount of any future hardware revenues. Revenues from these occasional hardware sales are recognized when invoiced to the customer.

RESULTS OF OPERATIONS

Fiscal Year Ended April 30, 1997 Compared With Fiscal Year Ended April 30, 1996

   Total revenues of $3,733,218, which includes $350,000 attributable to base license fees for pilot programs, for the fiscal year ended April 30, 1997 represent an increase of $1,292,435, or 52.9%, over total revenues of $2,440,783 for the fiscal year ended April 30, 1996. This increase in total revenues resulted primarily from a substantial increase in licensing of TPII software products. Revenues from the licensing and installation of TPII software products were $2,387,031 for the fiscal year ended April 30, 1997, as compared to $1,955,657 for the fiscal year ended April 30,1996. Service revenues for the fiscal year ended April 30, 1997 increased by $543,100, or 131.6%, over service revenues for the fiscal year ended April 30, 1996. The increase in service revenues is a result of an increase in installed TPII customers. Service revenues also increased from additional consulting and project management services to TPII customers. As of April 30, 1997, the Company had approximately $287,000 of deferred maintenance service revenues. Service revenue growth is expected to continue as long as the number of licenses for TPII software products increases and the customers continue to utilize such software products.

   Revenues from licensing of TPII software products in countries outside the United States accounted for 53.2% of total revenues for the fiscal year ended April 30, 1997 as compared to 81.5% for the fiscal year ended April 30, 1996. The decline as a percentage of total revenues resulted primarily from an increase in domestic software revenues. Such domestic software revenues increased by approximately $1,528,000, primarily as a result of revenues recognized from the smart card pilot programs. The Company nevertheless expects total revenues from foreign countries to continue to be a significant portion of its revenues in the future.

   Gross profit, as expressed as a percentage of total revenues, decreased to 75.7% for the fiscal year ended April 30, 1997, as compared to 79.3% for the fiscal year ended April 30, 1996. This decrease is associated with the increase in hardware revenues. Hardware revenues typically have a lower gross margin than the Company's software products. Hardware revenues were $229,463 for the fiscal year ended April 30, 1997 as compared to $45,848 for the fiscal year ended April 30, 1996.

   Operating expenses of $2,444,088 for the fiscal year ended April 30, 1997 represent an increase of $510,436, or 26.4%, from operating expenses of $1,933,652 for the fiscal year ended April 30, 1996. This increase in operating expenses resulted primarily from an increase in personnel. The Company expects that operating expenses will continue to increase as a result of the planned addition of new personnel in anticipation of new business relating to the licensing of TPII software products, including the TPII smart card software.

   Capitalized software costs for the fiscal year ended April 30, 1997 were $252,908, as compared to $160,117 for the fiscal year ended April 30, 1996. This increase in capitalized software costs resulted primarily from costs incurred with respect to the TPII smart card software technology. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

   Net income was $287,936 for the fiscal year ended April 30, 1997, as compared to a net loss of $48,380 for the fiscal year ended April 30, 1996, primarily as a result of substantially increased licensing of TPII software products and increased service revenues.

   The Company has net operating loss carryforwards of approximately $1,900,000 as of April 30, 1997. The use of such net operating loss carryforwards as an offset against future taxable income in any particular year may be limited.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary source of funds has historically been operating revenue. The Company's working capital increased from a deficit of $798,225 at April 30, 1996 to a $3,879,457 at April 30, 1997 principally as a result of net proceeds from the Public Offering of $5,744,000. This increase was offset by a negative cash flow from operating activities of $190,567. Negative cash flow from operating activities is a result of a decrease in accounts payable, accrued salaries, commissions, and other accrued expenses. Also as a result of the Public Offering, the Company has been able to pay off past due amounts of outstanding debt and trade creditors and to meet scheduled principal and interest payments due on its outstanding debt at April 30, 1997. The Company obtained approximately $500,000 from certain bridge financing in September 1996 (the "Bridge Financing"). Bridge Financing plus interest in the aggregate amount of approximately $525,684 was repaid with a portion of the net proceeds of the Public Offering.

   The Company's increase in cash and cash equivalents of $5,023,948 for the year ended April 30, 1997 was principally due to net proceeds received from the sale of Series A Preferred Stock and Warrants pursuant to the Public Offering of $5,744,000, offset principally by the purchases of office and computer equipment, payments on long term debt, and payments for legal fees and renovation costs associated with the Company's new facility of approximately $161,000, $35,000, and $121,000, respectively.

   The Company's increase in cash and cash equivalents of $129,379 for the year ended April 30, 1996 was principally due to net cash from operating activities of $469,846, offset principally by (i) an investment in equipment of $62,537 and
(ii) an investment in capitalized software costs of $160,117.
   The Company estimates that it will incur approximately $715,000 in additional renovation costs for its new facility and $300,000 for the purchase of ofiice and computer equipment for the fiscal year ending April 30, 1998. The Company will use its operating revenue and proceeds from the Public Offering to fund these expenditures. The Company will also receive approximately $200,000 at the time of the closing of the permanent loan which funds will also be used for such capital expenditures.

   The Company believes that the proceeds from the Public Offering, together with anticipated cash flow from operations, will be sufficient to finance the Company's working capital requirements for a period of at least the next 20 months. However, since a portion of the license fee for TPII software products is not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The consent of the underwriter of the Public Offering (the "Underwriter") is required before the Company may complete certain types of financing. The obligation to obtain such consent may limit the Company's ability to complete such financing.

   The above statements and certain other statements contained in this annual report on Form 10-KSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the success of the Visa pilot programs, (iv) the development of the capacity to accomodate additional and larger contracts, (v) establishing the ability of TPII software products to process transactions for larger EFT systems, and/or (vi) acceptance of TPII software products by a significant number of new customers and the Company's continued relationship with computer manufacturers.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant

   The directors and executive officers of the Company are as follows:

Name                       Age                                Position
-------------------       -----     -----------------------------------------------------------
Frank A. Pascuito..........41       Chairman of the Board, Chief Executive Officer and Director
Charles J. Caserta.........41       President and Director
Simon J. Theobald .........33       Director and Managing Director of EMEA
Carmen A. Pascuito.........37       Controller and Secretary
Jerald Tishkoff  ..........60       Director
Arnold Wells  .............78       Director
John P. Singleton..........60       Director
DuWayne J. Peterson........65       Director

   Frank A. Pascuito has been the Chief Executive Officer and Chairman of the Board of the Company since 1989. Mr. Pascuito co-founded the Company's predecessor company, IFS International, Inc. (formerly named Avant-Garde Computer Systems, Inc.), a New York corporation engaged in the development and marketing of software (the "Predecessor"), in 1981 and served as its President until November 1987 and as its Vice President of Product Planning until 1989. Prior to 1981, he was employed by NCR Corporation's ATM software development team. As a consultant to NCR in 1979, he assisted in the development and performed the installation of the first on-line/off-line ATM system for NCR in the United States. Mr. Pascuito has over ten years of operating and marketing experience in EFT system design, sales and service. Mr. Pascuito is a graduate of the State University of New York at Potsdam with a B.S. degree in Computer Science. He is active in several area organizations dealing with technology, software, and world trade.

   Charles J. Caserta has been the President and a director of the Company since 1989. Mr. Caserta co-founded the Predecessor in 1981 and served as its Chairman until November 1987 and as its Vice President of Sales until 1989. Mr. Caserta has over ten years of consulting and marketing experience in EFT system design, sales and service. Mr. Caserta is a graduate of Villanova University with a B.A. degree in English.

   Simon J. Theobald has been a director of the Company since December 1994 and was the Director of Sales and Marketing of the European Division based in London between 1992 and July, 1997 and has been Managing Director of EMEA since July, 1997. From 1986 to April 1992, he was employed by Applied Communications Inc., a subsidiary of Transaction Systems Architects, Inc. Mr. Theobald has more than fifteen years experience in the electronic funds transfer industry. Mr. Theobald is a graduate of De-Havilland College with a degree in computer studies and technology.

   Carmen A. Pascuito has been Secretary of the Company since December 1996 and its Controller since 1989. Mr. Pascuito joined the Predecessor in 1985 as a staff accountant and became its controller in 1988. Mr. Pascuito is a graduate of Siena College with a B.B.A. degree in Accounting.

   Jerald Tishkoff has been a director of the Company since May 1994. Mr. Tishkoff also serves as a consultant to the Company. Since 1991, Mr. Tishkoff has been Director of Marketing and a member of the Board of Directors of Allen Technologies, Inc., a private company that provides interactive television networks to schools and hospitals. Between 1967 and 1991, he was Director of Marketing of Wells National Services, a provider of interactive television networks to hospitals. He serves on the Advisory Board of the Jewish Federation, a charitable organization. He is a graduate of Western Reserve University of Cleveland with a B.B.A. degree and attended Western Reserve University Law School.

   Arnold Wells has been a director of the Company since 1986. Since 1976, Mr. Wells has been a private investor and consultant in the health and communications fields. Mr. Wells organized Wells Television (subsequently named Wells National Services). In 1978, Mr. Wells formed WellsArt Limited, a company which is engaged in the publishing and licensing work of prominent artists. Mr. Wells is a graduate of Western Reserve University with a B.A. degree.

   John P. Singleton has been a director of the Company since April 1997. In July 1997 he was appointed Chairman of its Executive Committee. Since 1992, Mr. Singleton has been General Manager, Business Development of IBM/Integrated Systems Solution Corporation. Between 1982-1992, he held several positions with Security Pacific Corporation ranging from Senior Vice President Central Information Group to Vice Chairman and Chief Operating Officer and member of the Office of the Chairman. Mr. Singleton is a graduate of Arizona State University with a B.S. degree in Business Management.

   DuWayne J. Peterson has been a director of the Company since July 1997. Mr Peterson is President of DuWayne Peterson Associates, a consulting firm specializing in the effective management of information technology. Prior to forming his firm in 1991, he held the position of Executive Vice President, Operations, Systems and Telecommunications at Merrill Lynch. Mr. Peterson holds a B.S. degree from M.I.T. and an MBA from UCLA.

   Frank A. Pascuito and Carmen A. Pascuito are brothers.

   Pursuant to the terms of the Underwriting Agreement for the Public Offering, the Underwriter will have the right to nominate a member of the Board of Directors and the Company will use its best efforts to have such nominee elected to the Board. The Underwriter has nominated and the Company has elected John P. Singleton as a member of the Board of Directors, effective April 7, 1997.

   The Company has appointed an audit committee consisting of Directors Jerald Tishkoff, John P. Singleton, and DuWayne J. Peterson. John P. Singleton is the member who was designated by the Underwriter, and DuWayne Peterson is another member of the audit committee who is an independent director.

   The Company has also appointed an executive committee and a compensation committee. The members of the executive committee are Charles J. Caserta, Frank
A. Pascuito, Jerald Tishkoff, DuWayne J. Peterson, and John P. Singleton. The members of the compensation committee are Charles J. Caserta, DuWayne J. Peterson, and John P. Singleton.

   Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended April 30, 1997, no officer, director or greater than 10% beneficial owner was late with his filings other than Messrs. Frank A. Pascuito, Charles J. Caserta, Simon J. Theobald, Carmen A. Pascuito, Jerald Tishkoff, Arnold Wells, and John P. Singleton who were late in filing their respective Form 3.

ITEM 10. Executive Compensation

   The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiary for services rendered during the fiscal years ended April 30, 1997, 1996 and 1995 by its Chief Executive Officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year end April 30, 1997.

                                   SUMMARY COMPENSATION TABLE

                                   Annual Compensation            Long-Term Compensation
                                                           Other                                                  All
                                                           Annual       Restricted      Securities                Other
Name and                   Fiscal                          Compen-      Stock           Underlying    LTIP        Compen-
Principal Position          Year   Salary       Bonus      sation       Award(s)        Option(s)    Payouts      sation
 -----------------------  -------- ------------ --------   ---------   ------------    ------------  ---------   --------
Frank Pascuito...........  1997    $94,061  (1) $50,305     $-0-        $-0-            87,485        -0-         $-0-
   Chief Executive Officer 1996    $88,000  (1) $-0-        $-0-        $-0-            -0-           -0-         $-0-
                           1995    $88,000  (1) $-0-        $-0-        $-0-            -0-           -0-         $-0-

Charles Caserta..........  1997    $102,132 (2) $70,984     $-0-        $-0-            92,463        -0-         $-0-
   President               1996    $90,794  (2) $-0-        $-0-        $-0-            -0-           -0-         $-0-
                           1995    $88,000  (2) $-0-        $-0-        $-0-            -0-           -0-         $-0-

Simon Theobald...........  1997    $183,790     $-0-        $-0-        $-0-            25,000        -0-         $-0-
   Managing Director       1996    $106,436     $-0-        $-0-        $-0-            -0-           -0-         $-0-
   of EMEA                 1995    $167,356     $-0-        $-0-        $-0-            -0-           -0-         $-0-
--------
(1) Does not include accrued interest of $2,367, $5,706 and $5,336 for the fiscal years ended April 30, 1997, 1996, 1995, respectively, for salaries earned but deferred. The interest rate on such deferred salaries was 12% per annum. See "Certain
Relationships and Related Transactions."

(2) Does not include accrued interest of $2,899, $6,862 and $6,637 for the fiscal years ended April 30, 1997, 1996, 1995, respectively, for salaries earned but deferred. The interest rate on such deferred salaries was 12% per annum. See " Certain
Relationships and Related Transactions."

Set forth below with respect to the executive  officers set forth in the Summary Compensation  Table (the "Named  Officers")
is further  information  concerning options to purchase  Common Stock under the Company's  stock option  plans,  and employment agreements.



                     Option Grants in Fiscal Year Ended April 30, 1997
   --------------------------------------------------------------------------------------------------------------------------------
                             Number of
                             Shares             % of Total
                             of Common Stock    Options
                             Underlying         Granted to
                             Options            Employees in    Per Share           Expiration
Name                         Granted            Fiscal Year     Exercise Price      Date
-------                      -----------------  --------------  --------------      ------------
Frank A. Pascu..ito..............2,776            1.2  %         $3.50               12/01/06
Frank A. Pascuito...............75,000           33.3  %         $5.00               1/01/07
Frank A. Pascuito................4,709            2.1  %         $4.88               4/28/07
Frank A. Pascuito................5,000            2.2  %         $6.75               4/07/07
Charles J. Caserta...............7,754            3.4  %         $3.50               12/01/06
Charles J. Caserta...............4,709            2.1  %         $4.88               4/28/07
Charles J. Caserta..............75,000           33.3  %         $5.00               1/01/07
Charles J. Caserta...............5,000            2.2  %         $6.75               4/07/07
Simon J. Theobald...............20,000           10.5  %         $1.50               10/01/03
Simon J. Theobald................5,000            2.2  %         $6.75               4/07/07



                                                                     Number of Securities           Value of Unexercised
                           Number of Shares                          Underlying Unexercised               In-the-Money
                           of Common Stock                           Options as of April 30, 1997   Options as of April 30, 1997(1)
                           Acquired on                               ----------------------------- --------------------------------
    Name                   Exercise           Value Realized         Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------      ----------------   --------------         -----------    -------------    -----------    -------------
Frank Pascuito,
 Chief Executive Officer..4,978                 $14,138                133,280            0            $90,635           $0

Charles Caserta,
 President................4,978                 $14,138                133,280            0            $76,317           $0

Simon Theobald,
 Director.................0                        0                    41,896         18,104          $92,302         $50,154

--------
(1) Based on a market price of $4.27 per share at April 30, 1997.


EMPLOYMENT AGREEMENTS

   Frank A. Pascuito and Charles J. Caserta have entered into a three year employment agreement with the Company, effective as of January 1, 1997, that provide for their employment as Chairman of the Board and President, respectively. Under their respective agreements, Messrs. Pascuito and Caserta will each receive a base salary of $110,000 per year for each of the first two years and an amount to be determined by the Board of Directors for the third year. In addition, Messrs. Pascuito and Caserta each will be generally entitled to commissions of 8% on revenues during any fiscal year in excess of $425,000 pursuant to licenses agreements generated by their respective sales efforts. The Board of Directors may in its discretion grant bonuses to Messrs. Pascuito and Caserta. Pursuant to these employment agreements and not pursuant to any option plan, Messrs. Pascuito and Caserta also each received options to purchase 75,000 shares of Common Stock at an exercise price of $5.00 per share. Each agreement contains a restrictive covenant requiring the executive not to compete with the Company for the term of the agreement, for two years following termination for cause or for one year if such executive's employment agreement is not renewed by the Company. Each agreement provides for a car allowance.

STOCK OPTION PLANS

   The Company has two option plans: the 1996 Stock Option Plan (the "1996 Plan") and the 1988 Stock Option Plan (the "1988 Plan").

   The 1996 Plan provides for the granting of options which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). The total number of shares of Common Stock reserved for issuance under the 1996 Plan is 300,000. Options to purchase shares may be granted under the 1996 Plan to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company or any subsidiary of the Company, or, in the case of Nonstatutory Stock Options, are key employees (including officers) or nonemployee directors of, or nonemployee consultants to, the Company or any subsidiary of the Company.

   The 1996 Plan provides for its administration by the Board of Directors or a committee chosen by the Board of Directors, which has discretionary authority, subject to certain restrictions, to determine the number of shares issued pursuant to Incentive Stock Options and Nonstatutory Stock Options and the individuals to whom, the times at which and the exercise price for which options will be granted.

   The exercise price of all Incentive Stock Options granted under the 1996 Plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of more than 10% of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's Common Stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

   As of April 30, 1997, 35,000 options have been granted pursuant to the 1996 Plan.

   The 1988 Plan provides for the issuance of options to purchase Common Stock to key employees, officers, directors and consultants. As of April 30, 1997, there were options outstanding to purchase 248,542 shares of Common Stock under the 1988 Plan. All options are exercisable at prices ranging from $.66 to $4.88 per share and expire in various years between 1997 - 2006. As of April 30, 1997, there were no options available for grant to purchase shares of Common Stock under the 1988 Plan.

   The exercise price of all future option grants will be at least 85% of the fair market value of the Common Stock on the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding beneficial ownership of the Common Stock and Preferred Stock as of July 1, 1997 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and Preferred Stock, (ii) each director of the Company, (iii) each Named Officer, (iv) and all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock and Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                    Name and Address of                                  Number Of Shares       Percentage
                      Beneficial Owner                  Title of Class   Beneficially Owned     of Class
 ---------------------------------------------------    --------------   ------------------     ----------
Frank Pascuito......................................    Common           317,466(1)              26.1%
Rensselaer Technology Park
185 Jordan Road
Troy, NY 12180
Charles J. Caserta..................................    Common           317,466(2)              26.0%
Rensselaer Technology Park
185 Jordan Road
Troy, NY 12180
Simon J. Theobald...................................    Common           45,280(3)                4.0%
Little Elms, 12 Green Lane,
Croxley Green, Rickmansworth,
Hertfordshire, WD3 3HR England
Jerald Tishkoff.....................................    Common           56,170(4)                5.1%
2620 S. Green
University Heights, Ohio 44122
Arnold Wells........................................    Common           10,500(5)                1.0%
1100 Madison Avenue
New York, NY 10028
John P. Singleton...................................    Common           10,000(6)                0.9%
4331 Rosecliff Drive                                    Preferred        11,000                   0.8%
Charlotte, NC 28277
DuWayne J. Peterson.................................    Common           10,000(7)                0.9%
225 South Lake Ave.
Pasadena, Ca. 91101
All directors and executive officers as a group (7
persons) ...............................................Common           786,794(8)              54.3%
                                                        Preferred        11,000                   0.8%
--------
(1) Includes 120,835 shares issuable upon exercise of stock options.

(2) Includes 125,813 shares issuable upon exercise of stock options.

(3) Includes 45,260 shares issuable upon exercise of stock options.

(4) Includes 14,170 shares issuable upon exercise of stock options.

(5) Includes 10,000 shares issuable upon exercise of stock options.

(6) Includes 10,000 shares issuable upon exercise of stock options.

(7) Includes 10,000 shares issuable upon exercise of stock options.

(8) Includes 355,900 shares issuable upon exercise of stock options.


ITEM 12. Certain Relationships and Related Transactions

   Frank Pascuito deferred salaries for the five fiscal years ended April 30, 1995 in the aggregate amount of $60,765. Such deferred salaries bore interest at the rate of 12% per annum until September 30, 1996, which interest aggregated $31,013 as of such date and was also deferred. As of April 30, 1997, all deferred salaries and interest have been paid.

   Charles Caserta deferred salaries for the five fiscal years ended April 30, 1995 in the aggregate amount of $62,439. Such deferred salaries bore interest at the rate of 12% per annum until September 30, 1996, which interest aggregated $34,464 as of such date and was also deferred. As of April 30, 1997, all deferred salaries and interest have been paid.

   Simon J. Theobald, Managing Director of EMEA, receives pursuant to an agreement a base annual salary of $81,634 and a commission in the amount of 8% of gross revenues of any licensing agreement for which he provides sales and marketing services. For the fiscal year ended April 30, 1997, Mr. Theobald earned $183,790 salaries and commissions.

   In April, 1997, the Company entered into a consulting services agreement with Jerald Tishkoff, a Director of the Company. Mr. Tishkoff provided management consulting services and performed those duties ordinarily performed by the chief operating officer of a software development company. Mr. Tishkoff is compensated at a rate of $13,500 per month for services in addition to reimbursement for personal expenses. For fiscal year 1997, Mr. Tishkoff was compensated approximately $105,000, including services and expenses prior to the agreement.

   In September 1996, the Company, as part of the Bridge Financing, sold to unrelated third parties $500,000 principal amount of the Company's notes (the "Notes") for $500,000 and warrants to purchase 100,000 shares of Common Stock for $5,000. The Notes bore interest at 12% per annum and were due on the earlier of March 24, 1998 or the closing of the Public Offering. The warrants are exercisable at $2.50 per share, subject to adjustment, at any time until September 24, 2001. The Bridge Financing was satisfied on February 21, 1997.

   The Company believes that all transactions with officers were made on terms no less favorable to the Company than those available from unaffiliated parties. All future transactions between the Company and its officers, directors and 5% shareholders will be on terms no less favorable than could be obtained by independent third parties and will be approved by a majority of the independent disinterested directors of the Company.

ITEM 13. Financial Statements Exhibits and Reports on Form 8-K

(1)      Financial Statements and Auditor's Reports


         See Index to Consolidated Financial Statements on Page F-1.

(2)      Exhibits


          3.1 Certificate of Incorporation and amendments thereto of the Company (1)

          3.2      By-laws, as amended, of the Company (1)

          4.1 Certificate of Designation of the Series A Convertible Preferred Stock (2)

          4.2      Form of certificate evidencing shares of Preferred Stock (1)

          4.3      Form of certificate evidencing Warrants (1)

          4.4      Form of certificate evidencing shares of Common Stock (1)

          4.5      Warrant Agreement between the Company and the Underwriter (2)

          4.6 Form of Warrant Agreement between the Company and American Stock Transfer and Trust Company, as Warrant agent (1)

          4.7 Debenture Investment Agreement, dated July 6, 1989, between the Company and New York State Science and Technology Foundation, and amendments thereto (1)

          4.8 Loan Agreement, dated January 11, 1989, between the Company and North Greenbush Industrial Development Agency and amendments thereto (1)

         10.1  *   1996 Stock Option Plan (1)

         10.2  *   1988 Stock Option Plan (1)

         10.3 Lease Agreement, dated October 1, 1986 between the Company and Renssalaer Polytechnic Institute and amendments thereto (the "Lease Agreement") (1)

         10.4      Addendum A to the Lease Agreement, dated January 7, 1997. (1)

         10.5 Digital Prime Contracting Agreement, dated June 6, 1994, between the Company and Digital Equipment International BV(1)

         10.6 Software Development and License Agreement, dated July 8, 1996, between the Company and Visa International Service Association (1)

         10.7  *   Employment Agreement, dated as of January 1, 1997, between the Company and Frank A. Pascuito. (2)

         10.8  *   Employment Agreement, dated as of January 1, 1997, between the Company and Charles J. Caserta. (2)

         10.9 Purchase and Sale Agreement, dated as of December 17, 1996, between the Company and Trustco Bank, National
                   Association.(1)

         10.10 Form of Consulting and Investment Banking Agreement between the Company and the Underwriter. (1)

         10.11 Promissory Note, dated March 14, 1997, between the Company and Key Bank of New York. (3)

         10.12 * Consulting agreement, dated April 9, 1997, between the Company and Jerald Tishkoff.

         21.1      Subsidiaries of the Company (1)

         27        Financial Data Schedule

         *       Management contract or compensatory plan or arrangement.

         1 Denotes document filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-11653) and incorporated herein by reference.
         2 Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10- QSB for the quarter ended January 31, 1997 and incorporated herein by reference.
         3 Denotes document filed as an exhibit to the Company's Current Report, dated , March 14, 1997 and incorporated herein by reference.

(3)      Reports on Form 8-K filed during the three months ended April 30, 1997:

         A current report was filed to disclose information under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits. The Company acquired a ground lease and a building. The Company also entered into a promissory note with Key Bank.

                                                         IFS International, Inc.
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                 F-2


CONSOLIDATED FINANCIAL STATEMENTS

   Balance sheet                                                             F-3
   Statements of operations                                                  F-4
   Statements of shareholders' equity (deficit)                              F-5
   Statements of cash flows                                            F-6 - F-7
   Notes to consolidated financial statements                         F-8 - F-16

Independent Auditor's Report


To the Board of Directors and Shareholders
IFS International, Inc.

We have audited the accompanying consolidated balance sheet of IFS International, Inc. and subsidiary as of April 30, 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFS International, Inc. and subsidiary at April 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.




                                                     /s/ URBACH KAHN & WERLIN PC




Albany, New York
June 26, 1997


                                                                                            IFS International, Inc.
                                                                                                     and Subsidiary

                                                                                         Consolidated Balance Sheet
                                                                                                     April 30, 1997

===================================================================================================================
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                            $5,161,410
    Trade accounts receivable, net                                                                          732,172
    Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                                             247,743
    Other current assets                                                                                    115,056
-------------------------------------------------------------------------------------------------------------------
             Total current assets                                                                         6,256,381
-------------------------------------------------------------------------------------------------------------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                                                                 1,335,367
-------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
    Capitalized software costs, net                                                                         457,056
    Other                                                                                                    15,620
-------------------------------------------------------------------------------------------------------------------
             Total other assets                                                                             472,676
-------------------------------------------------------------------------------------------------------------------
                                                                                                         $8,064,424
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                                                $   115,112
    Note payable, bank                                                                                      981,624
    Accounts payable                                                                                        359,556
    Accrued expenses                                                                                        493,611
    Billings in excess of costs and estimated earnings on uncompleted
      contracts                                                                                             139,661
    Deferred revenue and customer deposits                                                                  287,360
-------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                                    2,376,924
-------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, less current maturities                                                                     327,320
-------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
    Preferred stock $.001 par value; 25,000,000 shares authorized,
      1,380,000 shares issued and outstanding                                                                 1,380
    Common stock $.001 par value; 50,000,000 shares authorized,
      1,072,945 issued and outstanding                                                                        1,073
    Additional paid-in capital                                                                            7,976,188
    Accumulated deficit                                                                                 (2,618,461)
-------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                                   5,360,180
-------------------------------------------------------------------------------------------------------------------
                                                                                                         $8,064,424
-------------------------------------------------------------------------------------------------------------------

                                 See notes to consolidated financial statements.
                                                                             F-3


                                                                                            IFS International, Inc.
                                                                                                     and Subsidiary

                                                                              Consolidated Statements of Operations
                                                                                Years Ended April 30, 1997 and 1996

===================================================================================================================
                                                                                 1997                 1996
-------------------------------------------------------------------------------------------------------------------
Revenues:
    Software license and installation contract fees                                 $2,547,912           $1,982,192
    Hardware sales                                                                     229,463               45,848
    Service and maintenance revenue                                                    955,843              412,743
-------------------------------------------------------------------------------------------------------------------
                                                                                     3,733,218            2,440,783
-------------------------------------------------------------------------------------------------------------------
    Cost of software license and installation contract fees                            531,996              238,130
    Cost of hardware sales                                                             181,581               16,611
    Cost of service and maintenance revenue                                            193,136              250,020
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                                         2,826,505            1,936,022
-------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Research and development                                                           514,882              397,976
    Salaries                                                                           967,245              679,271
    Other                                                                               34,247               22,727
    Rent                                                                               120,136               88,405
    Selling, general and administrative                                                807,578              745,273
-------------------------------------------------------------------------------------------------------------------
                                                                                     2,444,088            1,933,652
-------------------------------------------------------------------------------------------------------------------
Income from operations                                                                 382,417                2,370
Other income (expense):
    Litigation settlement costs                                                      (100,000)                    -
    Interest expense                                                                  (85,111)             (52,453)
    Other income                                                                        90,630                1,703
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                      287,936             (48,380)
Provision for income taxes                                                                   -                    -
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $   287,936        $    (48,380)
-------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                                       $          .18       $          (.05)
-------------------------------------------------------------------------------------------------------------------

                                 See notes to consolidated financial statements.
                                                                             F-4



                                                       IFS International, Inc.
                                                            and Subsidiary

                                     Consolidated Statements of Shareholders' Equity (Deficit)
                                                 Years Ended April 30, 1997 and 1996

====================================================================================================================================
                                             Preferred Stock                Common Stock     Additional
                                  Shares           Par         Shares           Par            Paid-In      Accumulated
                                Outstanding       Value      Outstanding       Value           Capital        Deficit       Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1995           -         $    -           992,675       $ 993       $2,024,579      $(2,858,017)    $(832,445)

Issuance of common stock             -              -            16,686          17          153,032             -          153,049
Net loss                             -              -              -           -                -             (48,380)      (48,380)
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1996           -              -         1,009,361       1,010        2,177,611       (2,906,397)     (727,776)
Issuance of preferred stock and
  warrants, net of related offer-
  ing costs                       1,380,000      1,380            -              -         5,743,075             -        5,744,455
Issuance of common stock and
    warrants                         -              -            63,584          63           55,502             -           55,565
Net income                           -              -             -              -                -           287,936       287,936
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1997        1,380,000      $1,380       1,072,945      $1,073       $7,976,188      $(2,618,461)   $5,360,180
------------------------------------------------------------------------------------------------------------------------------------

                                 See notes to consolidated financial statements.
                                                                             F-5



                                                                                            IFS International, Inc.
                                                                                                     and Subsidiary

                                                                              Consolidated Statements of Cash Flows
                                                                                Years Ended April 30, 1997 and 1996

===================================================================================================================
                                                                                      1997              1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                 $   287,936        $ (48,380)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                   243,420           205,015
          Changes in:
             Trade accounts receivable, net                                             (587,503)           202,530
             Costs, estimated earnings and billings on uncompleted
                 contracts                                                                291,567         (179,770)
             Other current assets                                                        (44,988)          (13,102)
             Accounts payable                                                           (227,614)           143,790
             Accrued expenses                                                           (208,904)           112,475
             Deferred revenue and customer deposits                                        68,034            47,288
             Other liabilities                                                           (12,515)                 -
-------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operating activities                    (190,567)           469,846
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Facilities acquisition expenditures and equipment purchases                       (1,264,352)          (62,537)
    Capitalized license costs                                                            (11,408)           (2,157)
    Capitalized software costs                                                          (252,908)         (160,117)
-------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                (1,528,668)         (224,811)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capital lease obligations                                                 (2,733)          (15,081)
    Payments on long-term debt                                                           (35,728)         (103,624)
    Proceeds from short-term notes                                                      1,481,624                 -
    Principal payments on notes payable                                                 (500,000)                 -
    Proceeds from issuance of common and preferred stock                                5,800,020             3,049
-------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities                    6,743,183         (115,656)
-------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                   5,023,948           129,379
Cash and cash equivalents:
    Beginning of year                                                                     137,462             8,083
-------------------------------------------------------------------------------------------------------------------
    End of year                                                                        $5,161,410          $137,462
-------------------------------------------------------------------------------------------------------------------

                                 See notes to consolidated financial statements.
                                                                             F-6

                                                                                            IFS International, Inc.
                                                                                                     and Subsidiary

                                                                   Consolidated Statements of Cash Flows, Continued
                                                                                Years Ended April 30, 1997 and 1996

===================================================================================================================
                                                                                      1997              1996
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
       Interest, net of capitalized amounts in 1997                                    $  135,975        $   29,042
       Income taxes                                                                    $    1,213        $    7,476
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
    FINANCING TRANSACTIONS
       Capitalized interest                                                             $  11,227        $     -
       Long-term debt converted to common stock (15,000 shares
          in 1996)                                                                      $     -          $  150,000
-------------------------------------------------------------------------------------------------------------------

                                 See notes to consolidated financial statements.
                                                                             F-7

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------



NOTE 1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            Organization and Description of Business

            IFS International, Inc. was incorporated in Delaware in September 1986 under the name Wellsway Ventures, Inc. The Company is engaged in the design and development of computer software for use with automatic teller machines (ATMs), electronic fund transfers (EFTs), and point of sale (POS) systems used by financial institutions and retailers. The Company also provides its customers with support and maintenance services for such systems.

            A significant portion of the Company's sales and revenues are derived from financial institutions and other customers located outside of the United States (see Note 12). The Company extends credit to its customers and generally requires deposits upon execution of software development contracts. With respect to foreign customers, collection may be more difficult upon default.

            Summary of Significant Accounting Policies

            Principles of consolidation:

               The consolidated financial statements include the accounts of IFS International, Inc. (a Delaware Corporation) and its wholly-owned subsidiary, IFS International, Inc. (a New York Corporation). All significant intercompany accounts and transactions have been eliminated.

            Use of estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            Revenue recognition:

               Revenue from software installation contracts, except for the portion attributable to base license fees for pilot programs which are recognized when pilot sites are identified, is recognized on the percentage-of-completion method, measured by the ratio of costs incurred to date to management's estimates of total anticipated costs. This method is used because management considers costs incurred to be the best available measure of progress on software installation contracts. Because of the inherent uncertainties in estimating contracts, it is at least reasonably possible that the Company's estimates of costs and revenues will change in the near term. Uncertainty inherent in initial estimates is reduced progressively as work on the contract nears completion. Deposits received in advance for hardware sales are deferred and recognized as revenue upon installation and acceptance of the system. Amounts received on service contracts are initially deferred and recognized ratably over the life of the contract, generally one year. All revenues derived outside of the United States are denominated in U.S. dollars.

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------



NOTE 1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

            Cash and cash equivalents:

               The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds which focus on high quality, short-term money market instruments of all types. The Company has pledged the funds as collateral for borrowings under a promissory note (Note 5).

            Allowance for doubtful accounts:

               Accounts receivable are stated net of an allowance for doubtful accounts.

               Bad debts are provided for on the allowance method based upon historical experience and management's estimation of collection losses on outstanding accounts receivable.

            Property, equipment and improvements:

               Property, equipment and improvements are stated at cost, with related depreciation provided by the declining-balance and straight-line methods over the estimated useful lives of the related assets, generally five years. Assets recorded under capital leases are depreciated over the terms of the lease under methods which are consistent with the Company's depreciation policy for owned assets. Interest incurred on obligations incurred to finance construction of building improvements is capitalized in the cost of such improvements.

            Capitalized software costs:

               The cost of adding new functions and features (i.e., enhancements) to existing systems and the cost of development of new systems, for which technological feasibility has been established and which are not covered by outside funding, are capitalized. Costs incurred in the establishment of technological feasibility of new systems are expensed as incurred.

               Capitalized software costs are reported at the lower of unamortized cost or net realizable value. Amortization is recorded over the estimated five-year marketing lives of the software and is computed on the greater of the percent-of-revenue method, based on the total estimated future revenues expected to be derived from sales of the software, or the straight-line method.

            Income taxes:

               Current or deferred tax liabilities are recognized for the tax consequences of all events recognized in the financial statements. Deferred taxes are computed on the differences between the financial reporting and the tax reporting basis of assets and liabilities. The Company has not recognized the benefit of any net operating loss carryforwards due to the uncertainty of the realizability of such carryforwards.

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------



NOTE 1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

            Net income (loss) attributable to common shares:

               Net income (loss) attributable to common shares and common share equivalents (primarily preferred stock) is based on the weighted average number of shares, as adjusted to reflect a 1 for 10 reverse split (Note 13), outstanding during the respective years (1,613,380 in 1997 and 1,018,355 in 1996). The effect of the assumed exercise of outstanding warrants (except for certain underwriter warrants -Note 13) is anti-dilutive in 1997. The effect of the assumed exercise of options and outstanding warrants is anti-dilutive or not material in 1996.

            Stock-based compensation:

               The Company follows Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is at least equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.


NOTE 2.     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

            Costs and estimated earnings on uncompleted contracts are summarized as follows:

--------------------------------------------------------------------------------
Expenditures on uncompleted contracts                                $   242,725
Estimated earnings thereon                                             1,292,372
--------------------------------------------------------------------------------
                                                                       1,535,097
Less billings to date                                                  1,427,015
--------------------------------------------------------------------------------
                                                                     $   108,082
--------------------------------------------------------------------------------

            Included in the accompanying balance sheet under the following captions:

--------------------------------------------------------------------------------
Cost and estimated earnings in excess of billings on
            uncompleted contracts                                       $247,743
Billings in excess of costs and estimated earnings on
            uncompleted contracts                                        139,661
--------------------------------------------------------------------------------
                                                                        $108,082
--------------------------------------------------------------------------------

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------



NOTE 3.     PROPERTY, EQUIPMENT AND IMPROVEMENTS

            Property, equipment and improvements consist of the following:

-------------------------------------------------------------------------------
Construction in progress                                              $1,102,820
Machinery and equipment                                                  514,627
Equipment under capital leases                                            54,103
Furniture and fixtures                                                   111,278
Leasehold improvements                                                    19,280
--------------------------------------------------------------------------------
                                                                       1,802,108
Less accumulated depreciation                                            466,741
--------------------------------------------------------------------------------
                   Property, equipment and improvements, net          $1,335,367
--------------------------------------------------------------------------------

            Construction in progress relates to the Company's acquisition and renovation of a new facility (Note 10). Interest capitalized amounted to $11,227 for the year ended April 30, 1997.

            Amortization  related to equipment  under capital  leases was $7,742
            and   $10,821   for  the  years  ended  April  30,  1997  and  1996,
            respectively.

            Depreciation related to property, equipment, and improvements was $65,216 and $36,917 for the years ended April 30, 1997 and 1996, respectively.


NOTE 4.     CAPITALIZED SOFTWARE COSTS

            Capitalized software costs consist of the following:

--------------------------------------------------------------------------------
Capitalized software costs                                              $716,573
Less accumulated amortization                                            259,517
--------------------------------------------------------------------------------
               Capitalized software costs, net                          $457,056
--------------------------------------------------------------------------------

            Amortization expense approximated $173,000 and $154,000 for the years ended April 30, 1997 and 1996, respectively.


NOTE 5.     NOTE PAYABLE, BANK

            During 1997, the Company utilized proceeds from a promissory note to finance the acquisition of a new facility (Note 10). This note bears interest at 6.75%, payable monthly, and is due in July 1997. The note is collateralized by cash equivalents of the Company.

            Subsequent to April 30, 1997, the Company received a commitment from the holder of the promissory note to convert the note into a permanent loan with a term of 5 years. The permanent loan will be collateralized by the building and will contain several financial covenants. Interest on the permanent loan will be determined at closing.

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------



NOTE 6.     LONG-TERM DEBT

            Long-term debt consists of the following:

-------------------------------------------------------------------------------------------------------
Restructured note payable, government agency, principal and interest payments of
$3,804 per month, including interest at 7.5%, due April
2002.  This note is unsecured and subordinated to all other debt.                              $192,432

Restructured  convertible  subordinated  debentures  payable  to a  governmental agency due in installments of $80,000, $80,000, and $90,000 in April 1998, 1999,
and 2000,  respectively.  Interest is payable  quarterly at 7.5%. The debentures are  convertible  into shares of common  stock at rates  ranging  from $4.20 per share to $5.70 per share  through July,  1997. At April 30, 1997,  approximately
59,500
shares of common stock were issuable under this conversion feature.                             250,000
-------------------------------------------------------------------------------------------------------
                                                                                                442,432
Less current portion                                                                            115,112
-------------------------------------------------------------------------------------------------------
                                                                                               $327,320
-------------------------------------------------------------------------------------------------------

            The Company's long-term debt obligations require compliance with financial and non-financial covenants. As of April 30, 1997, the Company was not in compliance with one of these requirements, however, a covenant violation waiver has been received.

            Aggregate maturities of long-term debt are as follows:

--------------------------------------------------------------------------------
Year Ending April 30
--------------------------------------------------------------------------------
            1998                                                        $115,112
            1999                                                         115,035
            2000                                                         127,755
            2001                                                          40,686
            Thereafter                                                    43,844
--------------------------------------------------------------------------------
                                                                        $442,432
--------------------------------------------------------------------------------


NOTE 7.     INCOME TAXES

            The provision for income taxes for the years ended April 30, 1997 and 1996 differs from the amount obtained by applying the U.S. federal income tax to pretax income due to the following:

-------------------------------------------------------------------------------------
                                                         1997             1996
-------------------------------------------------------------------------------------
Federal income tax (benefit) at statutory rates            $  87,750        $ (23,000)
State income tax (benefit), net of federal benefits           11,000           (3,400)
Change in valuation allowance for net operating losses       (98,750)          26,400
-------------------------------------------------------------------------------------
Provision for income taxes                             $     -          $     -
-------------------------------------------------------------------------------------

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------



NOTE 7. INCOME TAXES, CONTINUED


At April 30, 1997, the Company has net operating loss carryforwards of approximately $1,900,000, which begin to expire in 2004 to offset future federal taxable income. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

Because of the uncertainty as to realizability, the deferred tax benefit attributable to net operating loss carryforwards at April 30, 1997 and 1996 of approximately $720,000 and $816,000, respectively, has been offset by an equivalent valuation allowance.


NOTE 8. STOCK OPTION PLANS


The Company has two stock option plans (the 1988 Plan and the 1996 Plan) which provide for the granting of either options intended to qualify as "incentive stock options" under the Internal Revenue Code or "supplemental stock options" not intended to qualify. Under both plans, the Board of Directors determines the exercise and expiration dates of the options which may not be later than 10 years from the date of the grant. The purchase prices of the shares under incentive stock options must be at least equal to the fair market value of the common stock at the date of grant. Options outstanding at April 30, 1997 under the 1988 Plan, may be exercised at prices ranging from $.66 to $4.88 per share. At April 30, 1997, no options were available for future issuance under this Plan. An aggregate of 332,779 shares of common stock were originally reserved in connection with the 1988 Plan.

The following table summarizes option activity during 1997 and 1996 under the 1988 Stock Option Plan:


-----------------------------------------------------------------------------------------------------
                                                        Shares Under Option
                                 - - - - - - - - - - - - Year Ended April 30 - - - - - - - - - - - -
                                                     Weighted                           Weighted
                                                      Average                            Average
                                      1997        Exercise Price         1996        Exercise Price
-----------------------------------------------------------------------------------------------------
Outstanding beginning of
    year                       281,884             .85                269,212               .82
Granted                        39,948             2.82                 18,100              1.56
Exercised ($.67 to $2.50
    per share)                 (63,004)           (.77)                (1,686)            (1.80)
Canceled                       (10,286)          (1.23)                (3,742)            (3.54)
-----------------------------------------------------------------------------------------------------
Outstanding end of year        248,542            1.37                281,884               .85
-----------------------------------------------------------------------------------------------------
Exercisable                    224,760            1.36                257,007               .80
-----------------------------------------------------------------------------------------------------


    The weighted-average remaining contractual life of outstanding options under the 1988 Plan is 6.23 years.

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------



NOTE 8.      STOCK OPTION PLANS, CONTINUED

             An aggregate of 300,000 shares of common stock have been reserved in connection with the 1996 Plan. During the year ended April 30, 1997, options to purchase 35,000 shares of common stock were granted at an exercise price of $6.75 per share under the 1996 Plan. The weighted-average remaining contractual life of outstanding options under the 1996 Plan is 9.9 years.

             In accordance with APB 25, no employee compensation cost has been recognized in accounting for the stock option plans in 1997 or 1996. Had compensation costs and fair values been determined pursuant to Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," net income for 1997 would have decreased by approximately $326,000 and net loss for 1996 would have increased by approximately $9,000. Net loss per share would have approximated $.02 and $.06 in 1997 and 1996, respectively, under FAS 123. The weighted average fair value of options granted during 1997 and 1996, for the purpose of FAS 123, is $4.62 and $1.53 per share, respectively.

             In accordance with FAS 123, the fair value of each option is estimated on the grant date using the Black-Scholes Single Option Model, assuming no dividend yield, and with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.5% and 6.1%; volatility factors of the expected market price of the Company's common stock of 111.7% and 129.0%.


NOTE 9.      LITIGATION SETTLEMENT EXPENSE

             In 1997, the Company settled an outstanding litigation matter alleging breach of contract by the Company, by the payment of $100,000 in settlement costs.


NOTE 10.     COMMITMENTS AND CONTINGENCIES

             Employee Benefit Plan

                Effective May 1, 1997, the Company adopted a qualified profit sharing plan with a 401(k) deferred compensation provision. Substantially all employees are eligible to participate in the plan. The plan provides for contributions by the Company at the Board of Director's discretion.

             New Facility and Renovation

                In December 1996, the Company entered into an agreement for the purchase of a new facility, at an initial purchase cost approximating $900,000, intended to house its main operations upon completion of renovation. In connection therewith, approximately $200,000 in renovation costs have been incurred through April 30, 1997. The total purchase and renovation costs and are expected to approximate $1,700,000. Through April 30, 1997, purchase costs have been principally financed through bank debt.

                The underlying land is subject to a long-term ground lease arrangement with no annual rental commitments.

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------



NOTE 11.     RELATED PARTY TRANSACTIONS

             Certain Officers/Directors receive commissions based upon a percentage of software license fees generated by their respective sales efforts. Approximately $118,000 and $49,000 were earned under the commission agreements during 1997 and 1996, respectively.

             The Company has a consulting agreement with a Director to provide consulting services for an indefinite term. The agreement calls for the payment of monthly compensation and monthly travel and housing expenses. Consulting fees under this arrangement, which are exclusive expense reimbursements, were approximately $68,000 and $35,000 in 1997 and 1996, respectively.

             Accounts payable and accrued expenses include approximately $53,200 and $197,000 as of April 30, 1997 and 1996, respectively, due to these Officers/Directors.


NOTE 12.     EXPORT REVENUES, MAJOR CUSTOMERS, CERTAIN CONCENTRATIONS

             One domestic customer accounted for approximately 39% of total revenues for the year ended April 30, 1997. Amounts due from this customer at April 30, 1997 were $160,912. A foreign customer accounted for approximately 12% of total sales and service revenue for the year ended April 30, 1996.

             Total revenues considered export revenues approximated $2,013,000 and $2,008,000, or 54% and 82% of total revenues, for the years ended April 30, 1997 and 1996, respectively. Such revenues were derived primarily from customers located in eastern Europe and the Far East.

             Approximately 21% and 14% of the Company's total revenues for the years ended April 30, 1997 and 1996, respectively, were derived pursuant to a relationship with one computer manufacturer.


NOTE 13.     PUBLIC OFFERING

             In October and November 1996, in connection with a proposed public offering, the Company approved a 1 for 10 reverse common stock split, increased the number of preferred shares authorized to 25,000,000, and designated 20,000,000 of the preferred shares as Series A Convertible. All share related and per share amounts have been restated to give retroactive effect to the split.

             In February 1997, the Company sold 1,380,000 shares of preferred stock and 1,955,000 warrants to purchase preferred stock in a public offering. Proceeds of the offering approximated $5,700,000 after deducting underwriting discounts and expenses. Proceeds of the public offering were used to retire long-term debt, facilities construction and renovation, and for working capital purposes.

                                                         IFS International, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                  April 30, 1997
--------------------------------------------------------------------------------


NOTE 13.     PUBLIC OFFERING, CONTINUED

             The preferred stock is convertible, at the option of the holder, into one share of the Company's common stock, subject to adjustment, until February 2002 or earlier upon the occurrence of certain events. Each warrant entitles the holder to purchase one share of preferred stock at a price of $6.25 per share, subject to adjustment, for a three year period beginning in February 1999, or earlier upon the occurrence of certain events.

             The Company also sold warrants to the underwriter to purchase 120,000 shares of preferred stock at $6.25 per share and 170,000 warrants to purchase an equivalent number of preferred shares at an exercise price of $1.6875 per warrant, exercisable over a period of four years commencing in February 1998.

             In September 1996, also in connection with the public offering, the Company obtained bridge financing and issued warrants to purchase 100,000 shares of common stock. The warrants are exercisable at $2.50 per share, subject to adjustment, through September 2001.


NOTE 14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

             The fair value of the Company's financial instruments, consisting principally of cash equivalents, and notes payable and long-term debt, has been estimated to approximate their carrying amounts, based on their short-term maturity and current interest rates.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                     IFS INTERNATIONAL, INC.
                                                          (Registrant)


Date:__July 29, 1997___                   By:\s\ Frank A. Pascuito
                                                 Frank Pascuito, Chairman of
                                                 the Board, Chief Executive
                                                 Officer, and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:__ July 29, 1997___                  By:\s\ Frank A. Pascuito
                                                 Frank A. Pascuito,
                                                 Chairman of the Board, Chief
                                                 Executive Officer, and Director


Date:__ July 29, 1997___                  By:\s\ Charles J. Caserta
                                                 Charles J. Caserta,
                                                 President and Director


Date:__ July 29, 1997___                  By:\s\ Simon Theobald
                                                 Simon Theobald, Director


Date:__ July 29, 1997___                  By:\s\ Carmen A. Pascuito
                                                 Carmen A. Pascuito,
                                                 Controller and Secretary

Date:__ July 29, 1997___                  By:\s\ Jerald Tishkoff
                                                 Jerald Tishkoff, Director


Date:__ July 29, 1997___                  By:\s\ Arnold Wells
                                                 Arnold Wells, Director


Date:__ July 29, 1997___                  By:\s\ John P. Singleton
                                                 John P. Singleton, Director


Date:__ July 29, 1997___                  By:\s\ DuWayne J. Peterson
                                                 DuWayne J. Peterson, Director