Form 10-Q
period 1997-07-31
IFS INTERNATIONAL INC
filed 1997-09-18
CIK 808310

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period ended July 31, 1997

                                       or

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                         Commission File Number: 1-12687

                             IFS International, Inc.
        (Exact name of small business issuer as specified in its charter)

                               Delaware 13-3393646
                  (State or other jurisdiction (I.R.S. Employer
            of incorporation or organization) Identification Number)

                   Rensselaer Technology Park, 300 Jordan Road
                                 Troy, NY 12180
                    (Address of principal executive offices)

                                 (518) 283-7900
                           (Issuer's telephone number)

                   Rensselaer Technology Park, 185 Jordan Road
                                 Troy, NY 12180
                 (Former address of principal executive offices)

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

Common Stock, $.001 par value, 1,093,358 shares outstanding as of September 15, 1997

Series A Convertible Preferred Stock, $.001 par value, 1,380,000 shares outstanding as of September 15, 1997

          Transitional Small Business Disclosure Format: Yes___ NO (X)

================================================================================

                     IFS INTERNATIONAL, INC. AND SUBSIDIARY


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
July 31, 1997 (unaudited) and April 30,1997..................................2-3

Consolidated Statements of Operations,
three months ended July 31, 1997 and 1996 (unaudited)..........................4

Consolidated Statements of Cash Flows,
three months ended July 31, 1997 and 1996(unaudited)...........................5

Notes to Consolidated Financial Statements (unaudited).........................6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations................................7-9


                           Part II. Other Information


Item 1.  Legal Proceedings....................................................10

Item 2.  Changes in Securities................................................10

Item 3.  Defaults Under Senior Securities ....................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                     IFS INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                               July 31,          April 30,
                                                 1997              1997
                                              (unaudited)
                                            ----------------- -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $ 4,350,535       $ 5,161,410
   Trade accounts receivable, net                    914,389           732,172
   Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                            445,406           247,743
   Other current assets                              218,355           115,056
                                            ----------------- -----------------
      Total current assets                         5,928,685         6,256,381
                                            ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net          1,847,484         1,335,367
                                            ----------------- -----------------
OTHER ASSETS
   Capitalized software costs, net                   457,528           457,056
   Other                                              17,961            15,620
                                            ----------------- -----------------
      Total other assets                             475,489           472,676
                                            ================= =================
                                                 $ 8,251,658       $ 8,064,424
                                            ================= =================

                     IFS INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                     July 31,       April 30,
                                                       1997           1997
                                                   (unaudited)
                                                  ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long term debt                115,775         115,112
   Note payable, bank                                  981,624         981,624
   Accounts payable                                    426,162         359,556
   Accrued expenses                                    417,982         493,611
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                 161,762         139,661
   Deferred revenue and customer deposits              392,747         287,360
                                                  ------------    -------------
      Total current liabilities                      2,496,052       2,376,924
                                                  ------------    -------------

LONG-TERM LIABILITIES
   Long-term debt, less current maturities             318,805         327,320
                                                  ------------    -------------
      Total long-term liabilities                      318,805         327,320
                                                  ------------    -------------
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     25,000,000 shares authorized,
     1,380,000 shares issued and outstanding             1,380           1,380
   Common Stock $.001 par value;
     50,000,000 shares authorized, 1,093,358
     and 1,072,945 issued and outstanding                1,093           1,073
   Additional paid-in capital                        7,990,310       7,976,188
   Accumulated deficit                              (2,555,982)     (2,618,461)
                                                  ------------   --------------
Total shareholders' equity                           5,436,801       5,360,180
                                                  ============   ==============
                                                    $8,251,658      $8,064,424
                                                  ============   ==============

See notes to consolidated financial statements.

                     IFS INTERNATIONAL, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     Three Months   Three Months
                                                        Ended           Ended
                                                    July 31, 1997  July 31, 1996
                                                    -------------  -------------
Revenues:
   Software license and installation contract fees    $570,746         $489,731
   Service and maintenance revenue                     464,641          119,521
                                                    -------------  -------------
                                                     1,035,387          609,252
                                                    -------------  -------------

   Cost of software license and installation
    contract fees                                      147,837           56,707
   Cost of service and maintenance revenue             123,454           69,918
                                                    -------------  -------------
Gross profit                                           764,096          482,627
                                                    -------------  -------------
Operating expenses:
   Research & development                              200,128          143,194
   Salaries                                            260,793          137,025
   Other                                                13,262            6,113
   Rent                                                 30,233           31,350
   Selling, general & administrative                   313,164          133,929
                                                    -------------  -------------
                                                       817,580          451,611
                                                    -------------  -------------
Income (loss) from operations                          (53,484)          31,016

Other income (expense):
   Interest expense                                      (3,940)        (12,661)
   Interest income                                       66,367              13
   Other income                                          53,536           1,724
                                                    -------------  -------------
Income before income taxes                              $62,479         $20,092
Provision for income taxes                                  -               -

                                                    =============  =============
Net income                                              $62,479         $20,092
                                                    =============  =============


                                                    -------------  -------------
Net income per common share                               $0.02           $0.00
                                                    -------------  -------------

See notes to consolidated financial statements.

                     IFS INTERNATIONAL, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                Three Months    Three Months
                                                    Ended          Ended
                                                July 31, 1997  July 31, 1996
                                                -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $62,479      $20,092
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                      60,384       78,460
  Changes in:
   Trade accounts receivable, net                   (182,217)      30,775
   Costs, estimated earnings and billings
    on uncompleted contracts                        (175,562)      55,398
   Other current assets                             (103,299)      (1,699)
   Accounts payable                                   66,606     (246,404)
   Accrued expenses                                  (75,629)      20,063
   Deferred revenue and customer deposits            105,387      135,011
                                                  -----------  -----------
     Net cash provided by (used in)
      operating activities                          (241,851)      91,696
                                                  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Facilities acquisition expenditures
  and equipment purchases                           (538,459)     (17,875)
 Capitalized software costs                          (36,855)     (68,563)
                                                  -----------  -----------
     Net cash used in investing activities          (575,314)     (86,438)
                                                  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital lease obligations                   -         (1,627)
 Principal payments on short term debt                (7,852)      (1,332)
 Proceeds from issuance of stock                      14,142       37,036
                                                  -----------  -----------
     Net cash provided by financing activities         6,290       34,077

Increase (decrease) in cash and cash equivalents    (810,875)      39,335

Cash and cash equivalents:
 Beginning of year                                 5,161,410      137,462
                                                  ===========  ===========
 End of period                                    $4,350,535     $176,797
                                                  ===========  ===========

See notes to consolidated financial statements.

IFS INTERNATIONAL, INC. AND SUBSIDIARY



Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International, Inc., a Delaware corporation, and its wholly-owned subsidiary IFS International, Inc., a New York Corporation (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of July 31, 1997, the consolidated statements of operations for the three months ended July 31, 1997 and 1996 and the consolidated statements of cash flows for the three months ended July 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at July 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the period ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

Note 2

Public Offering

In February 1997, the Company sold 1,380,000 shares of Series A Convertible Preferred Stock and 1,955,000 Series A Convertible Preferred Stock Purchase Warrants in a Public Offering (the "Public Offering"). Proceeds of the offering approximated $5,700,000 after deducting underwriting discounts and expenses and have been used to retire long-term debt, facilities construction and renovation, and for working capital purposes.

Note 3

Real Estate

In March 1997, the Company purchased a ground lease expiring on May 25, 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. The purchase price of such facility was $995,000 of which $50,000 was paid in cash and the balance of the purchase price was funded through a promissory note entered into by the Company with a financial institution. The promissory note is secured with a portion of the proceeds from the Public Offering. Interest on the promissory note is payable monthly until permanent financing is obtained. The Company has received a commitment from the holder of the promissory note to convert the note into a permanent loan with a term of 5 years. The permanent loan will be collateralized by the building and the ground lease and will contain several financial covenants. Interest on the permanent loan will be determined when such loan is made. The Company estimates that approximately $715,000 will be necessary for the renovation of such facility and has incurred approximately $356,000 of renovation costs through July 31, 1997. The Company moved its principal operations to its new facility on August 25, 1997 and has terminated its lease on its former premises without any further obligations by the Company.

The Town of North Greenbush Industrial Development Agency ("IDA") passed a resolution in March 1997 authorizing the IDA to provide certain Financial Assistance ("Financial Assistance") to the Company upon the completion of certain events, including financing of the property located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York and its renovation. Such Financial Assistance would be in the form of (i) a New York State sales tax abatement,
(ii) a mortgage recording tax exemption and (iii) graduated payments by the Company in lieu of real property taxes with respect to such property.

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

Results of Operations

Total revenues of $1,035,387 for the quarter ended July 31, 1997 represent an increase of $426,135, or 69.9%, over total revenues of $609,252 for the quarter ended July 31, 1996. This increase in total revenues resulted from an increase in licensing of TPII software products and a substantial increase in service revenues. Revenues from the licensing and installation of TPII software products were $570,746 for the quarter ended July 31, 1997, as compared to $489,731 for the fiscal quarter ended July 31, 1996. Service revenues for the quarter ended July 31, 1997 increased by $345,120, or 288.8%, over service revenues for the quarter ended July 31, 1996 primarily as a result of the increased services provided in association with the Visa pilot programs. As of July 31, 1997, the Company had approximately $361,000 of deferred maintenance service revenues. Service revenue growth is expected to continue as long as the number of licenses for TPII software products increases and the customers continue to utilize such software products.

Revenues from licensing of TPII software products in countries outside the United States accounted for 69.9% of total revenues for the quarter ended July 31, 1997 as compared to 62.7% for the quarter ended July 31, 1996. The increase as a percentage of total revenues resulted primarily from an increase in international software revenues. Such international software revenues increased by approximately $341,668, primarily as a result of revenues recognized from the smart card pilot programs. Domestic revenues for the quarter ended July 31, 1997 were $306,165 as compared to $227,530 for the quarter ended July 31, 1996. The Company expects total revenues from foreign countries to continue to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, decreased to 73.8% for the quarter ended July 31, 1997, as compared to 79.2% for the quarter ended July 31, 1996. This decrease is primarily a result of increased costs associated with the training of new personnel, a portion of which are included in the cost of software license and installation contract fees.

Operating expenses of $817,580 for the quarter ended July 31, 1997 represent an increase of $365,969, or 81.0%, from operating expenses of $451,611 for the quarter ended July 31, 1996. This increase in operating expenses resulted primarily from an increase in personnel. The Company expects that operating expenses will continue to increase as a result of the planned addition of new personnel in anticipation of new business relating to the licensing of TPII software products, including the TPII smart card software.

The Company has incurred a loss from operations of $53,484. This is primarily a result of the Company increasing its staff in anticipation of increased business. Fluctuations of operating results may occur from time to time as noted in "Quarter to Quarter Sales and Earnings Volatility" below.

Software costs capitalized for the quarter ended July 31, 1997 were $36,855, as compared to $68,563 for the quarter ended July 31, 1996. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net income was $62,479 for the quarter ended July 31, 1997, as compared to net income of $20,092 for the quarter ended July 31, 1996. This increase is primarily a result of interest income earned from the investment of the proceeds from the Public Offering and other income.

The Company has net operating loss carryforwards of approximately $1,900,000 as of April 30, 1997. The use of such net operating loss carryforwards as an offset against future taxable income in any particular year may be limited.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $3,879,457 to at April 30, 1997 to $3,432,633 at July 31, 1997. The decrease was pricipally due to the use of working capital to fund the facilities acquisition offset by the net income and depreciation and amortization for the quarter.

The Company's cash and cash equivalents decreased by $810,875 for the quarter ended July 31, 1997. This decrease was primarily a result of a negative cash flow from operating activities of $241,851 and negative cash flow from investing activities of $575,314.

Based on recent estimates, the Company believes that it will incur an aggregate of approximately $715,000 in renovation costs for its new facility and an aggregate of approximately $300,000 for the purchase of office and computer equipment for the fiscal year ending April 30, 1998. The Company has incurred approximately $356,000 in renovation costs and approximately $246,000 for the purchases of office and computer equipment through the quarter ended July 31, 1997. The Company will use operating revenues and proceeds from the Public Offering to fund these expenditures. The Company also received approximately $200,000 in additional bank financing on August 1, 1997 to fund such capital expenditures.

The Company believes that the proceeds from the Public Offering, together with anticipated cash flow from operations, will be sufficient to finance the Company's working capital requirements for a period of 24 months from the receipt of the proceeds. However, since a portion of the license fee for TPII software products is not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The consent of the underwriter of the Public Offering (the "Underwriter") is required before the Company may complete certain types of financing. The obligation to obtain such consent may limit the Company's ability to complete such financing.

The above statements and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the success of the Visa pilot programs, (iv) the development of the capacity to accommodate additional and larger contracts, (v) establishing the ability of TPII software products to process transactions for larger EFT systems, and/or (vi) acceptance of TPII software products by a significant number of new customers and the Company's continued relationship with computer manufacturers.

QUARTER TO QUARTER SALES AND EARNING VOLATILITY

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. The Company can experience long delays (i.e., between three to twelve months) before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer system. In addition following execution of the agreement, the preparation of functional specifications, customization and installation of software products and the training by the Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Accordingly, the Company's revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole. Additional factors effecting quarterly results include the timing of revenue recognition of advance payments of license fees, the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of EFT. For example, for the quarter ended July 31, 1997, the Company hired additional personnel in anticipation of increased business in subsequent quarters.

INFLATION

The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.

IFS INTERNATIONAL, INC.

                           Part II - Other Information

Item 1  -   Legal Proceeding

The Company is not a party to any pending material legal proceedings.

Item 2  -   Changes in Securities

The following sets forth information relating to all securities which have changed during the quarter ended July 31, 1997:

On June 19, 1997, the Company issued 500 shares of Common Stock to a current employee pursuant to the exercise of options at $2.00 per share, or an aggregate of $1,000.

On June 23, 1997, the Company issued 12,445 shares of Common Stock to Frank A. Pascuito, Chairman of the Board, and 7,467 shares of Common Stock to Charles J. Caserta, President of the Company pursuant to the exercise of options at $.66 per share, or an aggregate of $13,142.

Exemption from registration under the Securities Act of 1933 is claimed for the sale of Common Stock referred to above in reliance upon the exemption afforded by Section 4(2) of such Act for transactions not involving a public offering.

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


Date: September 19, 1997            IFS International, Inc.

By:

\s\ Frank Pascuito
-----------------------------
  Frank Pascuito
  Chairman of the Board
 (Principal Executive and Financial Officer)