Form 10QSB
period 1997-10-31
IFS INTERNATIONAL INC
filed 1997-12-05
CIK 808310

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

                 For the Quarterly Period ended October 31, 1997

                                       or

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

     Common Stock, $.001 par value, 1,093,358 shares outstanding as of December 5, 1997

     Series A Convertible Preferred Stock, $.001 par value, 1,380,000 shares outstanding as of December 5, 1997

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

Consolidated Balance Sheets
October 31, 1997 (unaudited) and April 30,1997...............................2-3

Consolidated Statements of Operations,
three months and six months ended October 31, 1997 and 1996 (unaudited)........4

Consolidated Statements of Cash Flows,
six months ended October 31, 1997 and 1996(unaudited)..........................5

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

Item 3.  Defaults Under Senior Securities.....................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                     IFS INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                       October 31,     April 30,
                                                          1997           1997
                                                       (unaudited)
                                                       -----------   -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $ 3,371,522  $ 5,161,410
   Trade accounts receivable, net                        1,350,309      732,172
   Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                                  568,209      247,743
   Other current assets                                    267,865      115,056
                                                       -----------   -----------
      Total current assets                               5,557,905    6,256,381
                                                       -----------   -----------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                2,398,267    1,335,367
                                                       -----------   -----------
OTHER ASSETS
   Capitalized software costs, net                        510,359       457,056
   Other                                                   13,666        15,620
                                                       -----------   -----------
      Total other assets                                  524,025       472,676
                                                       ===========   ===========
                                                       $8,480,197    $8,064,424
                                                       ===========   ===========

See notes to consolidated financial statements.

                     IFS INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                       October 31,    April 30,
                                                           1997         1997
                                                       (unaudited)
                                                       -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long term debt                  $119,133      $115,112
   Note payable, bank                                   1,190,000       981,624
   Accounts payable                                       346,418       359,556
   Accrued expenses                                       493,110       493,611
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                     82,186       139,661
   Deferred revenue and customer deposits                 321,617       287,360
                                                       -----------   -----------
      Total current liabilities                         2,552,464     2,376,924
                                                       -----------   -----------

LONG-TERM LIABILITIES
   Long-term debt, less current maturities                310,130       327,320
                                                       -----------   -----------
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value; 25,000,000 shares
    authorized, 1,380,000 shares issued and outstanding     1,380         1,380
   Common Stock $.001 par value; 50,000,000 shares
    authorized, 1,093,358 and 1,072,945 issued
    and outstanding                                         1,093         1,073
   Additional paid-in capital                           7,990,310     7,976,188
   Accumulated deficit                                 (2,375,180)   (2,618,461)
                                                       -----------   -----------
Total shareholders' equity                              5,617,603     5,360,180
                                                       ===========   ===========
                                                       $8,480,197    $8,064,424
                                                       ===========   ===========

See notes to consolidated financial statements.


                                      IFS INTERNATIONAL, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                             Six             Six            Three          Three
                                                            Months          Months         Months         Months
                                                            Ended           Ended           Ended          Ended
                                                         October 31,     October 31,     October 31,    October 31,
                                                             1997            1996           1997           1996
                                                        --------------- --------------- -------------- --------------
Revenues:
   Software license and installation contract fees          $1,328,623       1,259,815       $757,877       $770,084
   Service and maintenance revenue                           1,059,308         327,170        594,667        207,649
                                                        --------------- --------------- -------------- --------------
                                                             2,387,931       1,586,985      1,352,544        977,733
                                                        --------------- --------------- -------------- --------------

Cost of software license and installation contract fees        230,155         277,237         82,318        220,530
Cost of service and maintenance revenue                        266,380         110,482        142,926         40,564
                                                        --------------- --------------- -------------- --------------
Gross profit                                                 1,891,396       1,199,266      1,127,300        716,639
                                                        --------------- --------------- -------------- --------------
Operating expenses:
   Research & development                                      364,718         241,134        164,590         97,940
   Salaries                                                    599,451         358,226        338,658        221,201
   Other                                                        34,054          12,227         20,792          6,114
   Rent                                                         53,279          62,435         23,046         31,085
   Selling, general & administrative                           758,889         346,801        445,725        212,872
                                                        --------------- --------------- -------------- --------------
                                                             1,810,391       1,020,823        992,811        569,212
                                                        --------------- --------------- -------------- --------------
Income from operations                                          81,005         178,443        134,489        147,427

Other income (expense):
   Litigation settlement costs                                      -         (100,000)           -         (100,000)
   Interest expense                                            (14,688)        (30,953)       (10,748)       (18,292)
   Interest income                                             119,678           1,686         53,311          1,673
   Other income                                                 57,286           2,875          3,750          1,151
                                                        --------------- --------------- -------------- --------------
Income before income taxes                                    $243,281         $52,051       $180,802        $31,959
Provision for income taxes                                         -               -              -              -

                                                        =============== =============== ============== ==============
Net income                                                    $243,281         $52,051       $180,802        $31,959
                                                        =============== =============== ============== ==============


                                                        --------------- --------------- -------------- --------------
Net income per common share                                        .08             .04            .08            .03
                                                        --------------- --------------- -------------- --------------

See notes to consolidated financial statements.


                     IFS INTERNATIONAL, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Six Months    Six Months
                                                         Ended         Ended
                                                       October 31,   October 31,
                                                          1997         1996
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $243,281       $52,051
  Adjustments to reconcile net income
    to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                          128,834       134,302
  Changes in:
   Trade accounts receivable, net                        (618,137)     (235,372)
   Costs, estimated earnings and billings
    on uncompleted contracts                             (377,941)      453,277
   Other current assets                                  (152,809)      (44,893)
   Accounts payable                                       (13,138)     (322,032)
   Accrued expenses                                          (501)      120,721
   Deferred revenue and customer deposits                  34,257        55,739
                                                       -----------   -----------
     Net cash provided by (used in)
      operating activities                               (756,154)      213,793
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Facilities acquisition expenditures and
  equipment purchases                                  (1,114,629)      (72,655)
 Capitalized software costs                              (128,453)     (153,983)
                                                       -----------   -----------
     Net cash used in investing activities             (1,243,082)     (226,638)
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital lease obligations                        -          (2,733)
 Principal payments onlong term debt                      (13,169)       (5,395)
 Proceeds from notes payable                              208,375       500,000
 Deferred offering costs                                      -         (62,021)
 Proceeds from issuance of stock                           14,142        37,036
 Proceeds from issuance of warrants                           -           5,000
                                                       -----------   -----------
     Net cash provided by financing activities            209,348       471,887

Increase (decrease) in cash and cash equivalents       (1,789,888)      459,042

Cash and cash equivalents:
 Beginning of year                                      5,161,410       137,462
                                                       ===========   ===========
 End of period                                         $3,371,522      $596,504
                                                       ===========   ===========

See notes to consolidated financial statements.

IFS INTERNATIONAL, INC. AND SUBSIDIARY



Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International, Inc., a Delaware corporation, and its wholly-owned subsidiary IFS International, Inc., a New York Corporation (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of October 31, 1997, the consolidated statements of operations for the three and six months ended October 31, 1997 and 1996 and the consolidated statements of cash flows for the six months ended October 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at October 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the period ended October 31, 1997 are not necessarily indicative of the operating results for the full year.

Note 2

Public Offering

In February 1997, the Company sold 1,380,000 shares of Series A Convertible Preferred Stock and 1,955,000 Series A Convertible Preferred Stock Purchase Warrants in a Public Offering (the "Public Offering"). Proceeds of the offering approximated $5,700,000 after deducting underwriting discounts and expenses and have been used to retire long-term debt, for facilities construction and renovation, and for working capital purposes.

Note 3

Real Estate

In March 1997, the Company purchased a ground lease expiring on May 25, 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. The purchase price of such facility was $995,000 of which $50,000 was paid in cash and the balance of the purchase price was funded through a promissory note entered into by the Company with a financial institution. The promissory note is secured with a portion of the cash and cash equivalents of the Company. Interest on the promissory note is payable monthly until permanent financing is obtained. The Company has received a commitment from the holder of the promissory note to convert the note into a permanent loan with a term of 5 years. The permanent loan will be collateralized by the building and the ground lease and will contain several financial covenants. Interest on the permanent loan will be determined when such loan is made. The Company also received approximately $200,000 in additional bank financing on August 1, 1997. The Company estimates that approximately $715,000 will be necessary for the renovation of such facility and has incurred approximately $637,000 of renovation costs through October 31, 1997. The Company moved its principal operations to its new facility on August 25, 1997 and has terminated its lease on its former premises without any further obligations by the Company.

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

The Company is engaged in the business of developing, marketing, and supporting software for the Electronic Funds Transfer ("EFT") market. Substantially all of the Company's revenues have resulted from the licensing of its family ofTPII software products. The preparation of functional specifications, customization and installation of TPII software products and the training by the Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. The customer pays 30% to 50% of the licensing fees upon execution of the licensing agreement and also makes progress payments prior to acceptance. The Company recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. The Company also derives recurrent revenues from furnishing certain maintenance services to its customers for the TPII software and may also receive additional revenues for additional training of customer personnel and consulting services (collectively "service revenues"). With respect to revenues for maintenance services, the Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.

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

Results of Operations

Total revenues of $1,352,544 for the quarter ended October 31, 1997 represent an increase of $374,811, or 38.3%, over total revenues of $977,733 for the quarter ended October 31, 1996. Total revenues of $2,387,931 for the six months ended October 31, 1997 represent an increase of $800,946 or 50.5% over total revenues of $1,586,985 for the six months ended October 31, 1996. This increase in total revenues resulted from a substantial increase in service and maintenance revenues. Total service and maintenance revenues of $594,667 for the quarter ended October 31, 1997 represent an increase of $387,018, or 186.4%, over total service and maintenance revenues for the quarter ended October 31, 1996. Total service and maintenance revenues of $1,059,308 for the six months ended October 31, 1997 represent an increase of $732,138 or 223.8% over total service and maintenance revenues for the six months ended October 31, 1996. This increase is primarily a result of the increased services provided in association with the Visa pilot programs. The increase in service and maintenance revenues for the quarter ended October 31, 1997 were offset by a slight decrease in software license and installation contract fees. Revenues from software license and installation contract fees of $757,877 for the quarter ended October 31, 1997 represent a slight decrease of $12,207 or 1.6% over total software license and installation contract fees of $770,084 for the quarter ended October 31, 1996. Revenues from software license and installation contract fees of $1,328,623 for the six months ended October 31, 1997 represent an increase of $68,808 or 5.5% over total software license and installation contract fees of $1,259,815 for the six months ended October 31, 1996. As of October 31, 1997, the Company had approximately $299,000 of deferred maintenance service revenues. Service revenue growth is expected to continue as long as the number of licenses for TPII software products increases and the customers continue to utilize such software products.

Revenues from licensing of TPII software products in countries outside the United States accounted for 72.9% of total revenues for the quarter ended October 31, 1997 as compared to 46.3% for the quarter ended October 31, 1996. Revenues from licensing of TPII software products in countries outside the United States accounted for 71.8% of total revenues for the six months ended October 31, 1997, as compared to 49.5% for the six months ended October 31, 1996. The increase as a percentage of total revenues resulted primarily from an increase in international TPII software installation contracts. Domestic revenues for the quarter ended October 31, 1997 were $367,150 as compared to $524,698 for the quarter ended October 31, 1996. Domestic revenues for the six months ended October 31, 1997 were $673,315 as compared to $802,050 for the six months ended October 31, 1996. The domestic revenues for the six months ended October 31, 1996 include a portion of the one time license fees associated with the smart card pilot programs. The domestic revenues for the six months ended October 31, 1997 include subsequent custom software and services provided in association with the smart card pilot programs. The Company recognized the one time base license fees for the seven pilot programs previously mentioned during the fiscal year ended April 30, 1997. The Company expects total revenues from foreign countries to continue to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, increased to 83.3% for the quarter ended October 31, 1997, as compared to 73.3% for the quarter ended October 31, 1996. Gross profit, as expressed as a percentage of total revenues, increased to 79.2% for the six months ended October 31, 1997 as compared to 75.6% for the six months ended October 31, 1996. Gross profit has increased as a result of an increase in service and maintenance revenues which typically has a higher gross profit margin.

Operating expenses of $992,811 for the quarter ended October 31, 1997 represent an increase of $423,599, or 74.4%, from operating expenses of $569,212 for the quarter ended October 31, 1996. Operating expenses of $1,810,391 for the six months ended October 31, 1997 represent an increase of $789,568, or 77.3%, from operating expenses of $1,020,823 for the six months ended October 31, 1996. This increase in operating expenses resulted primarily from an increase in personnel. The Company expects that operating expenses will continue to increase as a result of the planned addition of new personnel in anticipation of new business relating to the licensing of TPII software products, including the TPII smart card software.

Software costs capitalized for the quarter ended October 31, 1997 were $91,599, as compared to $85,420 for the quarter ended October 31, 1996. Software costs capitalized for the six months ended October 31, 1997 were $128,453, as compared to $153,983 for the six months ended October 31, 1996. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net income was $180,802 for the quarter ended October 31, 1997, as compared to net income of $31,959 for the quarter ended October 31, 1996. Net income was $243,281 for the six months ended October 31, 1997 as compared to a net income of $52,051 for the six months ended October 31, 1996. This increase is primarily a result of a substantial increase in service and maintenance revenues and interest income earned from the investment of the proceeds from the Public Offering and other income.

The Company has net operating loss carryforwards of approximately $1,900,000 as of April 30, 1997. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the change in ownership of the Company's securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $3,879,457 at April 30, 1997 to $3,005,441 at October 31, 1997. The decrease was principally due to the use of working capital to fund the facilities acquisition in excess of the net income and depreciation and amortization for the quarter.

The Company's cash and cash equivalents decreased by $1,789,888 for the six months ended October 31, 1997. This decrease was primarily a result of cash flows used in operating activities of $756,154 and cash flows used in investing activities of $1,243,082.

The Company has incurred approximately $637,000 in renovation costs for it's new facility and approximately $400,000 for the purchases of office and computer equipment through the six months ended October 31, 1997 and the Company expects to incur approximately $128,000 in additional costs prior to April 30, 1998. The Company has used and will continue to use operating revenues, proceeds from the Public Offering, and approximately $200,000 in additional bank financing on August 1, 1997 to fund such capital expenditures.

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

QUARTER TO QUARTER SALES AND EARNING VOLATILITY

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. The Company can experience long delays (i.e., between three to twelve months) before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer system. In addition following execution of the agreement, the preparation of functional specifications, customization and installation of software products and the training by the Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Accordingly, the Company's revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole. Additional factors effecting quarterly results include the timing of revenue recognition of advance payments of license fees, the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of EFT. For example, for the quarter ended October 31, 1997, the Company hired additional personnel in anticipation of increased business in subsequent quarters.

INFLATION

The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.

IFS INTERNATIONAL, INC. AND SUBSIDIARY

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


Date: December 5, 1997              IFS International, Inc.

By:

\s\ Frank Pascuito
-----------------------------
 Frank Pascuito
 Chairman of the Board
(Principal Executive and Financial Officer)