Form 10QSB
period 1998-01-31
IFS INTERNATIONAL INC
filed 1998-03-17
CIK 808310

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

                 For the Quarterly Period ended January 31, 1998

                                       or

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

 Common Stock, $.001 par value, 1,093,358 shares outstanding as of March 16,1998

 Series A Convertible Preferred Stock, $.001 par value, 1,467,094 shares outstanding as of March 16, 1998
Transitional Small Business Disclosure Format: Yes___ NO (X)

================================================================================

                     IFS INTERNATIONAL, INC. AND SUBSIDIARY


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
January 31, 1998 (unaudited) and April 30,1997...............................2-3

Consolidated Statements of Operations,
three months and nine months ended January 31, 1998 and 1997 (unaudited).......4

Consolidated Statements of Cash Flows,
nine months ended January 31, 1998 and 1997 (unaudited)........................5

Notes to Consolidated Financial Statements (unaudited).......................6-7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations...............................8-10


                           Part II. Other Information


Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities................................................11

Item 3.  Defaults Under Senior Securities ....................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       January 31,    April 30,
                                                          1998          1997
                                                       (unaudited)
                                                       -----------   -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $2,101,298    $5,161,410
   Trade accounts receivable, net                       2,174,944       732,172
   Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                                 598,105       247,743
   Inventory                                              207,164           -
   Income taxes receivable                                186,110           -
   Deferred income taxes                                   30,000           -
   Other current assets                                   482,432       115,056
                                                       -----------   -----------
      Total current assets                              5,780,053     6,256,381
                                                       -----------   -----------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net               2,766,961     1,335,367
                                                       -----------   -----------
OTHER ASSETS
   Capitalized software costs, net                        770,369       457,056
   Intangibles and other                                  677,863        15,620
                                                       -----------   -----------
      Total other assets                                1,448,232       472,676
                                                       ===========   ===========
                                                       $9,995,246    $8,064,424
                                                       ===========   ===========

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       January 31,    April 30,
                                                           1998         1997
                                                       (unaudited)
                                                      ------------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long term debt                 $167,371       $115,112
   Note payable, bank                                        -          981,624
   Accounts payable                                      456,179        359,556
   Accrued expenses                                      591,023        493,611
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                    169,301        139,661
   Deferred revenue and customer deposits                808,572        287,360
   Other current liabilities                              83,633            -
                                                      ------------   -----------
      Total current liabilities                        2,276,079      2,376,924
                                                      ------------   -----------

LONG-TERM LIABILITIES
   Deferred income taxes                                 125,000            -
   Long-term debt, less current maturities             1,467,805        327,320
                                                      ------------   -----------
      Total long-term liabilities                      1,592,805        327,320
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value; 25,000,000 shares
     authorized, 1,467,094 and 1,380,000 shares issued
     and outstanding                                       1,467          1,380
   Common Stock $.001 par value; 50,000,000 shares
     authorized, 1,093,358 and 1,072,945 shares issued
     and outstanding                                       1,093          1,073
   Additional paid-in capital                          8,610,767      7,976,188
   Accumulated deficit                                (2,486,965)    (2,618,461)
                                                      ------------   -----------
Total shareholders' equity                             6,126,362      5,360,180
                                                      ============   ===========
                                                      $9,995,246     $8,064,424
                                                      ============   ===========

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                             Nine            Nine           Three           Three
                                                            Months          Months         Months          Months
                                                            Ended           Ended           Ended           Ended
                                                         January 31,     January 31,     January 31,     January 31,
                                                             1998            1997           1998            1997
                                                        --------------- --------------- -------------- ----------------
Revenues:
   Software license and installation contract fees          $1,801,560      $1,987,172       $472,937         $727,357
   Service and maintenance revenue                           1,478,050         671,029        418,742          343,859
                                                        --------------- --------------- -------------- ----------------
                                                             3,279,610       2,658,201        891,679        1,071,216
                                                        --------------- --------------- -------------- ----------------

Cost of software license and installation contract             282,920         463,398         52,765          186,161
fees
Cost of service and maintenance revenue                        355,087         158,584         88,707           48,102
                                                        --------------- --------------- -------------- ----------------
Gross profit                                                 2,641,603       2,036,219        750,207          836,953
                                                        --------------- --------------- -------------- ----------------
Operating expenses:
   Research and development                                    508,778         387,924        144,060          146,790
   Salaries                                                    939,785         589,659        340,334          231,433
   Other                                                        84,075          21,836         50,021            9,609
   Rent                                                         63,196          90,410          9,917           27,975
   Selling, general and administrative                       1,083,032         574,211        324,143          227,410
                                                        --------------- --------------- -------------- ----------------
                                                             2,678,866       1,664,040        868,475          643,217
                                                        --------------- --------------- -------------- ----------------
Income (loss) from operations                                  (37,263)         372,179      (118,268)         193,736

Other income (expense):
   Litigation settlement costs                                     -          (100,000)           -                -
   Interest expense                                            (46,648)        (53,312)       (31,960)         (25,196)
   Interest income                                             156,930             -           37,252              -
   Other income                                                 58,477             -            1,191           (1,724)
                                                        --------------- --------------- -------------- ----------------
Income before income taxes                                     131,496         218,867      (111,785)          166,816

Provision for income taxes                                         -               -             -                 -
                                                        =============== =============== ============== ================
Net income (loss)                                           $  131,496        $218,867   $  (111,785)         $166,816
                                                        =============== =============== ============== ================

                                                        --------------- --------------- -------------- ----------------
Net income (loss) per common share                                $.05           $0.21         $(.04)            $0.16
                                                        --------------- --------------- -------------- ----------------

See notes to consolidated financial statements.


                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            Nine        Nine
                                                           Months      Months
                                                           Ended       Ended
                                                         January 31, January 31,
                                                            1998        1997
                                                         ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $131,496    $218,867
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                           239,202     182,845
  Changes in assets and liabilities, net of effects
  from purchase of NCI Holdings,Inc.:
   Trade accounts receivable, net                       (1,026,835)   (551,104)
   Costs, estimated earnings and billings on
    uncompleted contracts                                 (320,722)    629,220
   Other current assets                                   (186,894)    (71,385)
   Accounts payable                                       (121,644)   (386,744)
   Accrued expenses                                        (28,675)     41,884
   Deferred revenue and customer deposits                  236,212     158,458
                                                        -----------   ----------
    Net cash provided by (used in) operating activities (1,077,860)    222,041
                                                        -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Facilities acquisition expenditures and
  equipment purchases                                   (1,365,436)   (118,223)
 Purchase of NCI Holdings, Inc., net of cash acquired     (454,728)        -
 Capitalized license costs                                     -          (666)
 Capitalized software costs                               (353,435)   (217,911)
 Deposits Advanced                                             -       (22,195)
                                                        -----------   ----------
     Net cash used in investing activities              (2,173,599)   (358,995)
                                                        -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital lease obligations                         -        (2,733)
 Principal payments on long term debt                      (31,170)     (8,160)
 Proceeds from notes payable                               208,375     500,000
 Deferred offering costs                                       -      (128,950)
 Proceeds from issuance of stock                            14,142      48,822
 Proceeds from issuance of warrants                            -         5,000
                                                        -----------   ----------
     Net cash provided by financing activities             191,347     413,979

Increase (decrease) in cash and cash equivalents        (3,060,112)    277,025

Cash and cash equivalents:
 Beginning of year                                       5,161,410     137,462
                                                        ===========   ==========
 End of period                                          $2,101,298    $414,487
                                                        ===========   ==========

        Supplemental Schedule of Noncash Investing and Financing Activities

The Company purchased all of the capital stock of NCI Holdings, Inc. for $840,000 together with the issuance of 87,094 shares of Series A Convertible Preferred Stock in January 1998.

Fair value of assets acquired                           $2,332,000
Cash paid for the capital stock                           (840,000)
Preferred stock issued                                    (621,000)
                                                        ===========
 Liabilities assumed                                      $871,000
                                                        ===========

See notes to consolidated financial statements.

IFS INTERNATIONAL, INC. AND SUBSIDIARIES



Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International, Inc., a Delaware corporation (the "Parent Company"), and its wholly-owned subsidiaries, IFS International, Inc., a New York Corporation, and NCI Holdings, Inc. ("Holdings"), a North Carolina Corporation (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of January 31, 1998, the consolidated statements of operations for the three and nine months ended January 31, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended January 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at January 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the period ended January 31, 1998 are not necessarily indicative of the operating results for the full year.

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

Note 3

Real Estate

In March 1997, the Company purchased a ground lease expiring on May 25, 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. In November 1997, the Company obtained $1,190,000 in permanent financing from KeyBank National Association, with a term of 5 years. The permanent loan is collateralized by the building and the ground lease and contains several financial covenants. Repayment of the loan is based on a fifteen year amortization. The interest rate for the loan was established at an effective fixed rate of 8.98% for 5 years. The Company has completed renovations of such facility and has incurred approximately $773,000 of renovation costs through January 31, 1998. The Company moved its principal operations to its new facility on August 25, 1997 and terminated its lease on its former premises without any further obligations of the Company.

The Town of North Greenbush Industrial Development Agency ("IDA") passed a resolution in March 1997 authorizing the IDA to provide certain Financial Assistance ("Financial Assistance") to the Company upon the completion of certain events, including financing of the property located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York and renovation of the building. Such Financial Assistance included a New York State sales tax abatement on renovation costs and a mortgage recording tax exemption. Additional financial assistance will be provided through graduated payments by the Company in lieu of real property taxes with respect to such property.

Note 4

Acquisition

On January 30, 1998, the merger of a wholly owned subsidiary (the "Subsidiary") of IFS International, Inc., a Delaware corporation, with and into Holdings, was consummated pursuant to a Plan and Merger Agreement, dated January 30, 1998 (the "Merger Agreement"). Holdings owns approximately 94% of the issued and outstanding shares of capital stock of Network Controls International, Inc. ("NCI"), which develops and markets software products for bank automation.

Pursuant to the terms of the Merger Agreement, the outstanding shares of capital stock of Holdings were converted into shares of Series A Convertible Preferred Stock of the Company (the "Preferred Stock"). Per Olof Ezelius ("Ezelius"), the sole beneficial owner of Holdings' capital stock, received 87,094 shares (the "Base Consideration") of Preferred Stock valued at $620,545. The Company is obligated to register all of these shares of Preferred Stock under the
Securities Act of 1933. Twenty eight thousand seventy (28,070) shares of the Base Consideration are being held in escrow to secure certain warranties, representations, covenants and indemnifications made by Ezelius (the "Indemnification Obligations"). The Base Consideration may be reduced if the stockholder's equity of Holdings is less than specified minimums as of January 30, 1998. Ezelius may receive additional shares of Preferred Stock (the "Additional Shares") if the consolidated pre-tax profits of NCI exceeds certain levels during each of the years ending April 30, 1999, 2000 and 2001 and during the three years ending April 30, 2001. Any Additional Shares issued to Ezelius up to a value of $200,000 will be held in escrow to further secure the Indemnification Obligations. The Merger Agreement required Holdings to satisfy indebtedness to former stockholders of Holdings and NCI arising pursuant to agreements for the purchase of shares entered into in 1993 and 1995. Pursuant to the terms of the Merger Agreement, Ezelius entered into a separate employment agreement with NCI to serve as Chief Executive Officer of NCI for a period of 39 months, commencing January 30, 1998, at a base salary of $150,000 per year.
Ezelius also was granted options to purchase 18,000 shares of the Company's Common Stock at $5.00 per share.

Immediately prior to the merger, the Company advanced $840,000 to Holdings, which was utilized to satisfy existing indebtedness of Holdings as required by the Merger Agreement.

The acquisition was accounted for as a purchase. The total consideration for the purchase approximated $1.6 million. The purchase price was allocated based on the estimated fair values at the date of acquisition and resulted in an excess of purchase price over assets and liabilities acquired of approximately $650,000, which is being amortized over 8 years. The purchase price allocation has been completed on a preliminary basis, and as a result, adjustments to the carrying value of assets and liabilities may occur.

The unaudited pro forma information for the periods set forth below give effect to the acquisition as if it had occurred on May 1,1997 and May 1, 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred at the beginning of the periods presented.

                                               Nine Months Ended January 31,
                                               1998                   1997
                                        -------------------- -------------------

  Revenues                                   $6,612,792           $5,612,680

                                        ==================== ===================
  Income (loss) from continuing
     operations and net income (loss)          $109,002            $(250,086)
                                        ==================== ===================

  Net income (loss) per common share               $.04                $(.22)
                                        ==================== ===================

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

As a result of its acquisition of Holdings, the Company is now also engaged in providing bank teller/platform and networking solutions to large financial institutions and major suppliers of branch automation equipment worldwide. A project, the NCI Business Centre, is being developed as an advanced retail banking delivery solution. This product is approximately 60% complete. When anticipated development is completed, the NCI Business Centre will provide a server-centric and enterprise-wide retail banking solution designed to automate all delivery channels, such as teller, platform, Internet banking, call center and kiosks.

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

The above statements and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the success of the Visa pilot programs, (iv) the development of the capacity to accommodate additional and larger contracts, (v) establishing the ability of TPII software products to process transactions for larger EFT systems, (vi) acceptance of TPII software products by a significant number of new customers and the Company's continued relationship with computer
manufacturers,   and/or  (vii)  the   integration  of  its  recently   completed
acquisition   as  well  as  revenues  and  income  or  loss  derived  from  this acquisition.

Results of Operations

Total revenues of $891,679 for the quarter ended January 31, 1998 represent a decrease of $179,537, or 16.8%, over total revenues of $1,071,216 for the quarter ended January 31,1997. Total revenues of $3,279,610 for the nine months ended January 31,1998 represent an increase of $621,409 or 23.4% over total revenues of $2,658,201 for the nine months ended January 31,1997. The decrease for the quarter in total revenues resulted from a substantial decrease in software license and installation contract fees. The increase in total revenues for the nine months ended January 31, 1998 resulted from a substantial increase in revenue from service and maintenance revenue. Total software license and installation contract fees of $472,937 for the quarter ended January 31, 1998 represent a decrease of $254,420 or 35.0% over total software license and installation contract fees for the quarter ended January 31, 1997. Total software license and installation contract fees of $1,801,560 for the nine months ended January 31, 1998 decreased $185,612 or 9.3% for the nine months ended January 31, 1997. Software license and installation contract fees decreased in the third quarter and did not increase significantly overall because some potential customers canceled plans for licenses as a result of the Asian monetary crisis.

The decrease in software license and installation contract fees was offset by an increase in service and maintenance revenue. Service and maintenance revenue of $418,742 for the quarter ended January 31, 1998 represent an increase of $74,883 or 21.8% over total service and maintenance revenue of $343,859 for the quarter ended January 31, 1997. Service and maintenance revenue of $1,478,050 for the nine months ended January 31, 1998 represent an increase of $807,021 or 120.3% over total service and maintenance revenue of $671,029 for the nine months ended January 31, 1997. This increase is primarily a result of the increased services provided in association with the Visa pilot programs, as well as an increase in maintenance revenue from the Company's customer base. As of January 31, 1998, the Company had approximately $808,500 of deferred maintenance service revenues. Service revenue growth is expected to continue as long as the number of licenses for TPII software products increases and the customers continue to utilize such software products.

Revenues from licensing of TPII software products in countries outside the United States accounted for 62.1% of total revenues for the quarter ended January 31, 1998 as compared to 59.2% for the quarter ended January 31, 1997. Revenues from licensing of TPII software products in countries outside the United States accounted for 69.2% of total revenues for the nine months ended January 31, 1998, as compared to 53.3% for the nine months ended January 31, 1997. The increase as a percentage of total revenues resulted primarily from an increase in international TPII software installation contracts. This increase occurred despite the fact that some Asian customers canceled plans for licenses as a result of the Asian monetary crisis. The Company expects total revenues from foreign countries to continue to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, increased to 84.1% for the quarter ended January 31, 1998, as compared to 78.1% for the quarter ended January 31, 1997. Gross profit, as expressed as a percentage of total revenues, increased to 80.5% for the nine months ended January 31, 1998 as compared to 76.6% for the nine months ended January 31, 1997. Gross profit in each case, increased as a result of an increase in the proportion of service and maintenance revenues which typically has a higher gross profit margin.

Operating expenses of $868,475 for the quarter ended January 31, 1998 represent an increase of $225,258, or 35.0%, from operating expenses of $643,217 for the quarter ended January 31, 1997. Operating expenses of $2,678,866 for the nine months ended January 31, 1998 represent an increase of $1,014,826 or 61.0%, from operating expenses of $1,664,040 for the nine months ended January 31, 1997. The increases in operating expenses resulted primarily from an increase in personnel necessary to create the development and management infrastructure needed to service anticipated growth in the number of TPII and smart card projects, as well as an increase in operating expenses to establish an Asian office.

Software costs capitalized for the quarter ended January 31, 1998 were $224,982, as compared to $63,928 for the quarter ended January 31, 1997. Software costs capitalized for the nine months ended January 31, 1998 were $353,435, as compared to $217,911 for the nine months ended January 31, 1997. Capitalized software costs have increased as a result of software development relating to the smart card product. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net loss was $(111,785) for the quarter ended January 31, 1998, as compared to net income of $166,816 for the quarter ended January 31, 1997. Net income was $131,496 for the nine months ended January 31, 1998 as compared to a net income of $218,867 for the nine months ended January 31, 1997. Both decreases result primarily from the higher expenses of the internal development and management infrastructure to handle anticipated orders, some of which did not materialize during these time periods because of the Asian monetary crisis.

As a result of the acquisition of NCI Holdings, Inc., the Company anticipates that revenue and net income will increase for the next fiscal year.

The Company has net operating loss carryforwards of approximately $1,900,000 as of April 30, 1997. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the change in ownership of the Company's securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $3,879,457 at April 30, 1997 to $3,503,974 at January 31, 1998. The decrease was principally due to the use of working capital to fund the acquisition and renovation of the Company's facility and the acquisition of Holdings as described below, in excess of the income and depreciation and amortization for the nine months ended January 31, 1998. The Company's working capital takes into effect the increase in capital from Holdings

The Company's cash and cash equivalents decreased by $3,060,112 for the nine months ended January 31, 1998. This decrease was primarily a result of cash flows used in operating activities of $1,077,860 and cash flows used in investing activities of $2,173,599.

The Company has incurred approximately $773,000 in renovation costs for it's new facility and approximately $463,000 for the purchases of office and computer equipment through the nine months ended January 31, 1998. Additionally, immediately prior to the acquisition of Holdings, the Company advanced $840,000 to Holdings which was utilized to satisfy existing indebtedness of Holdings as required by the Merger Agreement.

The Company believes that its existing capital resources together with anticipated cash flow from operations, will be sufficient to finance the Company's working capital requirements for the current fiscal year. However, since a portion of the license fee for TPII software products is not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The consent of the underwriter of the Public Offering (the "Underwriter") is required before the Company may complete certain types of financing. The obligation to obtain such consent may limit the Company's ability to complete such financing.

QUARTER TO QUARTER SALES AND EARNING VOLATILITY

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. The Company can experience long delays (i.e., between three to twelve months) before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer system. In addition following execution of the agreement, the preparation of functional specifications, customization and installation of software products and the training by the Company of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Accordingly, the Company's revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole. Additional factors effecting quarterly results include the timing of revenue recognition of advance payments of license fees, the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of EFT. For example, for the quarter ended January 31, 1998, the Company hired additional personnel in anticipation of increased business in subsequent quarters.

INFLATION

The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.

IFS INTERNATIONAL, INC. AND SUBSIDIARY

                           Part II - Other Information

Item 1  -   Legal Proceeding

The Company is not a party to any pending material legal proceedings.

Item 2  -   Changes in Securities

The following sets forth information relating to all securities which have changed during the quarter ended January 31, 1998:

             On January 30, 1998, the Company issued pursuant to Section 4(2) under the Securities Act of 1933, 87,094 shares of Series A Convertible Preferred Stock to Per Olof Ezelius, Chief Executive Officer of NCI, a subsidiary of the Company, pursuant to the Plan and Merger Agreement, (the "Merger Agreement") having a value of $7.125 per share, or an aggregate value of $620,545. See Note 4 to Consolidated Financial Statements.

             After the merger with NCI, the Company granted to the employees of NCI, options to purchase an aggregate of 105,000 shares of common stock at a price of $5.00 per share as of January 30, 1998. In addition, the Company granted options to purchase an aggregate of 5,000 shares of common stock at an exercise price of $6.50 to an employee of the Company during the three months ended January 31, 1998.

Item 3  -   Defaults Under Senior Securities

None

Item 4 -   Submission of Matters to a Vote of Security Holders

None

Item 5  -   Other Information

None

Item 6  -   Exhibits and Reports on Form 8-K

     (a) Exhibits

             Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

             A current report, dated January 30, 1998, was filed to disclose information under Item 2, Acquisition or Disposition of Assets, relating to the acquisition of NCI Holdings, Inc. The financial statements with respect thereto will be filed within 75 days of the date of the transaction.

Signature



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 1998                IFS International, Inc.

By:

\s\ Frank A. Pascuito
-----------------------------
Frank Pascuito
Principal Financial Officer



\s\ David L. Hodge
-----------------------------
David L. Hodge
President and Chief Executive Officer