Form 10KSB
period 1998-04-30
IFS INTERNATIONAL INC
filed 1998-08-13
CIK 808310

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1998

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

           Rensselaer Technology Park, 300 Jordan Rd., Troy, NY 12180
               (Address of principal executive offices) (Zip Code)

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

Title of each class
 Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $5,208,334

The aggregate market value of the Common Stock held by non-affiliates on July 17, 1998 was approximately $1,297,000.

The aggregate market value of the Series A Convertible Preferred Stock held by non-affiliates on July 17, 1998 was approximately $1,820,000.

As of July 17, there were 1,197,728 and 1,373,719 shares of IFS International, Inc. Common Stock and Series A Convertible Preferred Stock, respectively, outstanding.

                                     PART I

 This report on Form 10-KSB contains herewith forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

ITEM 1. Business

Business Developments

   IFS International, Inc. (the "Company"), a Delaware corporation, is engaged in the business of developing, marketing and supporting software products for the electronic funds transfer ("EFT") and retail banking markets. These markets are served through the Company's two wholly-owned subsidiaries, IFS
International, Inc. ("IFS"), a New York corporation and Network Controls International, Inc. ("NCI"), a North Carolina corporation.

   The Company was incorporated in Delaware in September 1986 under the name Wellsway Ventures, Inc. ("WWV"). WWV subsequently changed its name to IFS International, Inc. The Company's principal offices are located at Rensselaer Technology Park, 300 Jordan Road, Troy, New York 12180 and its telephone number is (518) 283-7900.

   On January 30, 1998, the merger of a wholly owned subsidiary of IFS with and into NCI Holdings, Inc. ("Holdings") was consummated pursuant to a Plan and Merger Agreement, dated January 30, 1998 (the "Merger Agreement"). Holdings owns approximately 94% of the issued and outstanding shares of capital stock of NCI, which develops and markets software products for bank automation. On June 1, 1998 NCI was merged into Holdings and Holdings subsequently changed its name to Network Controls International, Inc.

Public Offering

   On February 28, 1997, the Company consummated a public offering (the "Public Offering") of 1,380,000 shares of Series A Convertible Preferred Stock (including 180,000 shares covering over-allotments) (the "Series A Preferred Stock") and 1,955,000 Redeemable Series A Convertible Preferred Stock Purchase Warrants (including 255,000 warrants covering over-allotments) (the "Warrants"). The Company received net proceeds of approximately $5,744,000. The Series A Preferred Stock is convertible, at the option of the holder, into one share of the Company's common stock, subject to adjustment, until February 20, 2002 or earlier upon the occurrence of certain events. Each Warrant entitles the holder to purchase one share of Series A Preferred Stock at a price of $6.25 per share, subject to adjustment, for a period of three years commencing on February 21, 1999 or earlier upon the occurrence of certain events.

Introduction to Business

    IFS' family of software products, marketed under the name TPII ("TPII"), serve as a UNIX-based manager for EFT systems. TPII software products are compatible with a significant portion of the industry standard computer platforms, are designed to operate with computers utilizing the UNIX operating system, are written in C programming language and incorporate Oracle relational database technology and object oriented design concepts.

   An EFT system ("EFT System") of a bank or other financial institution permits the processing of transactions involving credit cards and debit cards (e.g., ATM cards). An EFT System typically consists of one or more of the following facilities in various configurations: automatic teller machines ("ATMs"), point of sale ("POS") terminals, a host computer of the financial institution and regional, national and international networks ("Networks"), such as CIRRUS, NYCE, MAC, EUROPAY or PLUS. TPII software products primarily route and authorize the processing of transactions through an EFT System.

   TPII software is offered in separate modules which perform different functions, including (i) interfacing with ATMs, POS terminals, a financial institution's host computer and Network computers, (ii) updating credit and debit card information, (iii) providing stand-in authorization for transactions when the financial institution's host computer is not operating, (iv) computing fees for processed transactions (v) generating reports, and (vi) processing Smart Card transactions. The TPII software products are typically installed at the financial institution's main processing facility. TPII software is also capable of managing EFT Systems that involve the "loading" of value on smart cards. A smart card is a plastic card with an electronic chip that acts as a small computer which can enable the holder to "load" a fixed amount of purchasing power or cash equivalent on the card as authorized.

    TPII software products have been primarily installed in EFT Systems of banks and other financial institutions located in emerging countries and former Eastern Bloc nations. As of April 30, 1998, twenty-one financial institutions and three Networks were utilizing TPII software products. Such financial institutions serve approximately 1,200 ATMs and over 4,000 POS terminals, and the three Networks serve twenty-two, eight and four financial institutions, respectively.

   The Company principally derives its revenues from the licensing of its family of software and hardware products. A substantial portion of such revenues are generated by licensing through or to computer manufacturers, which incorporate the TPII software products into a turnkey system installed at a financial institution. The preparation of functional specifications, customization and installation of TPII software products and the training by IFS of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. IFS generally receives payment of a substantial portion of the license fee prior to the final acceptance by the customer. The Company provides its customers with maintenance services for its software products for a separate fee. The Company also offers other support services, such as additional training of customer personnel, project management and consulting, for additional consideration.

   NCI provides bank teller/platform and networking solutions to large financial institutions and major suppliers of branch automation equipment. NCI is currently developing a new product line, NCI Business Centre, which is expected to be introduced in 1999. NCI Business Centre is a server-centric and enterprise-wide retail banking solution designed to automate delivery channels, such as teller, platform, Internet banking, call center and kiosks. NCI Business Centre uses Windows NT, browsers and TCP/IP protocol technologies for delivery of functionality over Intranet and Internet networks.

   NCI is headquartered in Charlotte, North Carolina.

   NCI GmbH, a wholly owned subsidiary of NCI based in Germany , was established in 1988 and operates primarily in Germany, Switzerland, Italy, and Austria. This subsidiary has been a reseller of NCI products for the past decade. NCI Ltd., a wholly owned subsidiary of NCI based in the United Kingdom , was established in January 1990 in central London and operates primarily throughout Europe. With a business focus on systems integration, money broking consulting, software product development, and software product integration, NCI Ltd. provides solutions to customers across Europe. NCI also maintains a branch office in Melbourne Australia, and has an inactive subsidiary in Spain.

BUSINESS OF THE COMPANY

Software / Hardware Products

   TPII software products are EFT Systems managers, primarily acting to facilitate the processing of debit card or credit card transactions or the "loading" of value to smart cards. TPII products primarily route and authorize the processing of transactions through an EFT System, thereby enabling the system to interface or communicate with other systems and Networks, as well as to provide other functions. Such transactions involve several steps managed by an EFT System. First, the bank customer or a retailer inserts the customer's debit, credit or smart card issued by the bank into an ATM, POS terminal or smart card "load" device thereby requiring authorization of a transaction. The request is routed to a Network or bank computer for authorization; the authorization message is then returned to the terminal at which the transaction was originated and the transaction then is completed. The whole process is generally accomplished within thirty seconds or less.
Most EFT Systems operate twenty-four hours a day, seven days a week.

    TPII software products generally can be configured to (i) act as a front-end to a financial institution's host computer, (ii) perform as a switch connected to multiple financial institutions' host computers and Networks or (iii) act as an authorization-only system for financial transactions. As a front-end system, TPII software products can intercept transactions from a financial institution's terminals and route them to the institution's host computer. This eliminates expenses that may be charged by data processing facilities or Networks. As a switch, TPII software products can route transactions between multiple host computers of financial institutions for authorization of transactions. In this environment, ATMs, POS terminals and smart card"loading" devices of a financial institution are on-line to such financial institution's host computer and such host computer is on-line to the TPII software. If such financial institution's host computer receives a transaction request from an ATM, POS terminal or smart card "load device" requiring an authorization from another financial institution which is part of the Network, then the request is transmitted to the Network utilizing TPII software and TPII software routes the request to the proper financial institution's host computer for authorization, which then transmits the authorization response back to the Network. TPII software then routes the authorization response to the original requesting financial institution. In this environment, TPII software can also authorize the transaction if the financial institution from which the authorization is requested is unavailable.

   As an authorization-only system, TPII software products receive authorization requests from various Network switches. In this environment, TPII software is installed at the financial institution's main office, but is not interfaced with any of that institution's ATMs, POS terminals or smart card load devices. Instead, it will authorize transactions initiated by credit cards, debit cards and/or smart cards issued by the institution to its customers when the customers utilize terminals and devices owned by other financial institutions. In this environment, a transaction request originating at another financial institution's ATM, POS terminal or smart card "loading" device by the customer is transmitted to a Network switch and the Network switch will route the transaction request to TPII software. TPII software will then route the transaction to the host computer of the financial institution utilizing TPII software for authorization. If such institution's host computer is unavailable, then TPII software will authorize the transaction and transmit the response back to the proper Network switch.

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


   NCI entered the application software market in 1989 with the NCI BANC-Mgr(TM) product, a full featured teller and platform automation system. In 1993, NCI introduced NCI ClientServer Mgr(TM). NCI ClientServer Mgr(TM) is an integral part of the configuration of current solutions. NCI ClientServer Mgr(TM) is marketed and sold separately as an alternative for the IBM LANDP product. NCI is marketing its new flagship product called NCI Business Centre(TM), a browser-based enterprise retail delivery solution that is designed to span all delivery channels; marketing, platform, teller, call center, and virtual banking.

NCI's  Wizard(TM),  XOVER(TM),  and  BANC-Mgr(TM)  solutions  provide   tactical
solutions to financial institutions by allowing for a low cost migration strategy from the IBM 4700 environment to a PC based environment.

Visa Contract

   IFS has developed software for Visa International Service Association ("Visa") to manage an EFT System that facilitates the "loading" of value on a smart card through a bank's terminals. As a result of a successful test of IFS' TPII smart card software, Visa entered into an agreement with IFS in July 1996 for the licensing and installation of this software in connection with the operation of up to seven pilot programs for the purposes of evaluating the TPII smart card software and other aspects of the smart card system. The license for each pilot program is for a term of 24 months commencing on the date such pilot program goes on-line. As of April 30, 1998, Visa has selected financial institutions in the following countries to conduct the pilot programs: the United States, the United Kingdom, Japan, and Germany. The first pilot program that became operational was in Germany during the first calendar quarter of 1997. Several pilot programs are now fully operational. Visa has renewed license and maintenance agreements for the initial beta site.

Licensing, Services and Training

   IFS licenses its TPII software products pursuant to a non-exclusive perpetual licensing agreement. Under these agreements, the customer receives the non-exclusive right to use one copy of the software product on designated equipment upon payment of a one-time fixed license fee. Each financial institution's computer requires a separate copy of TPII software, and the license portion of the fee is incurred for each copy of the software installed. IFS trains the financial institution's personnel in the use of the software products as part of the license fee.

   NCI licenses its software products pursuant to a end user licensing agreement. Under these agreements, the customer receives the right to use the software product on designated work stations or in designated locations upon payment of agreed upon fees. Depending upon the type of license purchased, the software product may be installed at several different locations or it may be limited to specified number of work stations. NCI will train the financial institution's personnel in the use of its software products upon request, for an additional fee .

   The TPII software products generally involve customization to enable the TPII software to interface with a customer's unique host software and to meet the particular needs of the customer. For example, each financial institution has different software operating various ATMs or POS terminals, as well as bank and Network computers, requiring modification to configure with the IFS' TPII software. Licenses for TPII software products generally begin at $180,000 and average approximately $300,000 per contract depending upon the modules selected. Payments under these types of contracts are usually made in several stages commencing with signing of the license agreement and then as certain milestones are completed.

   The Company generally warrants its software products for 90 days. Subsequent to the warranty period of the software products, the Company provides maintenance services with respect to such software products. Yearly service fees are typically 15% of the original software license fee, subject to annual increases based on changes in the Consumer Price Index in the United States, and are generally payable annually in advance. During the period of service, the customer receives any new program releases, which contain functional enhancements and documentation updates that the Company deems necessary. Hardware products are generally warranted for one year.

   For an additional fee, IFS will provide additional training of customer personnel. Depending on the complexity of the customer's system, training can take from 2-4 days to 2-4 weeks.

   Oracle Corporation has granted IFS, in exchange for the payment of royalties to Oracle, a nonexclusive license to use, and grant sublicenses with the respect to, the Oracle relational database software which is incorporated into the TPII software products. NCI participates in the Oracle Corporation Business Alliance Program.

   There is little customization involved with NCI software products. Licenses for NCI software products can vary in price significantly dependent upon the type of license purchased. An enterprise license can be for several hundred thousands of dollars versus a significantly lesser amount for a single user license.

Special Development Contracts

   IFS performs specialized software modifications or enhancements to its TPII software for its customers. IFS generally receives a fee for the modification and has all proprietary rights to the software developed and may then include the modification in its standard TPII software products. IFS finds these contracts to be beneficial because of the resulting enhancements to its base software products.

   NCI may perform specific development contracts for customers. NCI typically retains ownership of the final product. The customer is billed on a time and material or on a fixed fee basis.

Customers And Marketing

   TPII software products have been installed in EFT Systems of banks and other financial institutions located primarily in emerging countries and former
Eastern Bloc nations which operate, or are members of, geographically-distributed EFT Systems or Networks servicing large volumes of transactions.

   In 1994, IFS entered into a strategic alliance with Digital Equipment International BV ("DEC"), pursuant to which DEC agreed to market on a nonexclusive basis TPII software products in connection with DEC's world-wide sale of its computers for EFT Systems. In connection with DEC's sale of computers for EFT Systems, DEC, rather than the financial institutions, is generally the licensee of IFS' TPII software products. For the fiscal years ended April 30, 1997 and 1998, approximately 21% and 19%, respectively, of the Company's total revenues were derived pursuant to this relationship. The Company is, therefore, dependent upon this relationship and would be adversely affected by the loss of such relationship. IFS has a similar agreement with Unisys for the European and African markets, but as of the date hereof, IFS has not derived any revenues pursuant to its relationship with Unisys. IFS is currently seeking to enter into alliances with additional computer manufacturers.

   IFS' software product information is disseminated internally within DEC through in-house newsletters and other promotional tools. Products are also advertised, to a limited extent, in user publications and at various trade shows.

   As a result of the smart card pilot programs, Visa accounted for approximately 16% and 39% of the Company's total revenues for the year ended April 30, 1998 and 1997 respectfully. No other customer accounted for more than 10% of the Company's total revenues for the fiscal years ended April 30, 1998 and 1997.

    IFS markets its products directly through Simon J. Theobald, Executive Vice President, Charles J. Caserta, Executive Vice President of Business Development as well as through the Company's sales staff. Mr. Theobald is located in IFS' European office based in London, while Mr. Caserta is located at IFS' New York location.

   NCI markets its products primarily through Per Olof Ezelius, its President and CEO together with Ken Russell, NCI's Vice President of North American Operations and James Ling, NCI's regional sales manager for Asia/Pacific. Mr. Ezelius and Mr. Russell are located at NCI's headquarters in Charlotte, N.C. Mr. Ling is located at NCI's branch office in Australia. NCI also markets its products through its two active subsidiaries, as well as several regional re-sellers worldwide.

Backlog and Deferred Maintenance Service Revenues

   Backlog

   As of April 30, 1998 and 1997, the Company had backlog of approximately $1,297,000 and $1,372,000, respectively, in software license fees and hardware orders. Backlog was approximately $769,000 and $528,000 for IFS and NCI respectively at April 30, 1998 respectfully. The backlog for the Company is lower at April 30, 1998 than the previous fiscal year due to the Company having a greater number of license agreements in process at a later stage of completion as compared to April 30, 1997. The Company includes in its backlog all license fees not included as revenues under the percentage of completion method to the extent that the Company contemplates recognition of the related revenues within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

   Deferred Maintenance Service Revenues

   As of April 30, 1998 and 1997, the Company had deferred maintenance service revenues of approximately $753,000 and $287,000, respectively. The increase in deferred maintenance service revenues is a result of the increase in the installed base of TPII systems as well as a result of the acquisition of NCI. Deferred maintenance revenue from NCI was approximately $316,000 at April 30, 1998. As more TPII software products are installed and NCI software licenses are sold, maintenance revenues are expected to increase.

Competition

   The development and marketing of software for financial institutions is highly competitive. Many of the Company's competitors have greater financial resources than the Company. In addition, many of the larger financial institutions have developed their own systems internally. However, the Company believes its current software products will continue to be competitive based on cost and technology.

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

   IFS also encounters competition from original equipment manufacturers such as NCR Corporation, Interbold, Fujitsu and Omron; EFT software system integrators such as Kirchman Corporation, Hogan Systems, Inc., ARKSYS (formerly known as Arkansas Systems), Jack Henry and Diebold, Incorporated; and EFT shared regional networks such as NYCE, MAC and HONOR. Price competition is considerable, with discounting from list used as an inducement to buy software and mainframes or to become members of the Networks.

   IFS is aware of only a limited number of companies primarily marketing UNIX-based products for EFT Systems. The Company is also aware that S2 Systems, Inc. has developed its own UNIX-based transaction processing package and Transaction Systems Architects, Inc. has begun to market a UNIX-based product, TRANS 24.

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

   In the smart card market, other financial institutions and companies including certain institutions and companies which have greater resources then the Company, have developed and are developing their own smart card technology. The Company is unable to predict which technology, if any, will become the industry standard.

   NCI has limited direct competition with most of its IBM 4700 migration products as the Company is unaware of any equivalent products that are offered by industry suppliers. There are several competitors for NCI's 3270 Coax solution and IBM's LANDP product is a competitor for NCI's middleware product NCI ClientServer-Mgr. The NCI Business Centre enterprise retail delivery solution competes with the major branch automation solution providers, such as IBM with it's CT product and ARGO Data, NCR with it's SellStation product and Broadway, and Seymour with it's TouchPoint product. NCI also experiences competition with core banking solutions that include a branch and teller system integrated with their product, like Alltel, OSI, FISERV, Jack Henry & Associates, and Unisys. With the web-banking outsourcing strategy, NCI's major competitors in this business are Online Resource and Communications, Digital Insight, Jack Henry & Associates, Security First Technologies, Edify, nFront, Fund Xpress, and Q-UP Systems. Most of the Company's competition comes from competitors with substantial financial resources who possess greater abilities to market their products and withstand general economic and sales volatility.

   Although all of the competitors of the NCI Business Centre Product offer similar business functions, NCI does not believe that competitors have enterprise wide, browser-based solution that allows customers to re-use common business objects across multiple delivery channels through the use of the same technology platform.

 Software Development And Future Products


   Competition, technological advances, changes in customer requirements, deregulation and other regulatory changes affecting financial institutions necessitate an ongoing enhancement and development effort to meet the comprehensive processing needs of banks and other financial institutions. As a result, the Company will continue ongoing expenditures for enhancement of the Company's existing software products that take advantage of technological advances and respond to the increasingly sophisticated requirements of its customers. Enhancements to existing customers are delivered as add-ons to the licensing agreements for additional license fees or as new license agreements.

   IFS will further develop products, services, and enhancements relating to the "loading" of value on the smart card. Financial institutions utilizing smart cards must provide for the personalization of the smart cards as well as a purchase terminal system, a collection system and a clearing system. IFS may consider developing, itself or jointly, one or all of these products and services and may also explore the possibility of providing a turnkey or single vendor solution for financial institutions in this area.

   IFS believes that its TPII software products can be adapted for Internet/home banking. IFS is testing a home banking system utilizing the NCI Business Centre product and TPII software..

   IFS will also attempt to market additional services to the EFT industry. New products may be developed internally or obtained thru acquisitions.

   Research and development expenses for the fiscal year ended April 30, 1998 was approximately $1,427,000 as compared to approximately $515,000 for the fiscal year ended April 30, 1997.

Proprietary Rights

   The Company does not own any patents or registered copyrights. The Company relies on a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company distributes its software products under software license agreements which typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software products as a trade secret. The Company also obtains confidentiality agreements from its employees, customers and others who have access to its software products. Despite these precautions, there can be no assurance that misappropriation of the Company's software products and technology will not occur.

   Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available for the Company's products in certain foreign countries.

Regulations

   The Company's applications are utilized primarily by financial institutions. Such institutions are subject to state, federal or foreign regulation. Hence, it is possible that banking regulations may have a material effect on the Company's operations. In addition, the software products are subject to export regulations, including regulations relating to encrypted software, which require prior approval of the licensing of the software to customers located in foreign countries. To date, however, the Company has not experienced problems complying with these regulations.

Employees

   As of April 30, 1998, the Company had ninety-five employees, ninety-two of whom were full time. Nine employees comprise the direct sales force; sixty-six employees are involved in product development, technical support and services and twenty employees are involved in office administration. The Company intends to hire additional sales staff in the next fiscal year. Additionally, the Company engages various consultants from time to time to assist with product development and enhancements to existing products.

   The Company believes it can continue to attract skilled personnel for all areas and has been able to keep turnover to a minimum. However, the competition to employ skillful professionals is intense. None of the employees are covered by a collective bargaining agreement and there have been no work stoppages. Management believes that relations with its employees are good.

ITEM 2. Properties

   In March 1997, IFS purchased a ground lease expiring on May 25, 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. In November 1997 IFS obtained $1,190,000 in permanent financing from KeyBank National Association, with a term of five years. The permanent loan is collateralized by the building and the ground lease and contains several financial covenants. Waivers of certain covenant violations have been received by the Company. Repayment of the loan is based on escalating monthly principal payments and a balloon payment which is due November 2002. The interest rate for the loan was established at an effective fixed rate of 8.98% for 5 years using an interest rate swap agreement. IFS has completed renovations of such facility and has incurred approximately $908,000 of renovation costs through April 30, 1998. IFS moved its principal operations to its new facility on August 25, 1997 and terminated its lease on its former premises without any further obligations..

   The Town of North Greenbush Industrial Development Agency ("IDA") passed a resolution on March 25, 1997 authorizing the IDA to provide certain financial assistance ("Financial Assistance") to IFS upon the completion of certain events, including financing of the property located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York and its renovation. Such Financial Assistance is in the form of (i) a New York State sales tax abatement, (ii) a mortgage recording tax exemption and (iii) graduated payments by the Company in lieu of real property taxes with respect to such property.

   The Company's European Sales and Marketing office is leased and is located at Salamander Quay (West), Park Lane, Harefield, Uxbridge, Middlesex, UB9 6NZ, England. This office consists of approximately 890 square feet. The term of this lease expires in June 1999. The current annual base rental amount is approximately $22,000.

   NCI's current headquarters, which consist of approximately 15,000 square feet of leased office space, is located at Nine Woodlawn Green, Suite 120, Charlotte, N.C. 28217. The term of this lease expires on February 28, 1999. The Company has the option to renew the lease at a mutually agreeable rental. The current annual base rental amount is approximately $183,000. NCI subsidiaries also lease space on a short term basis.

ITEM 3. Legal Proceedings

   The Company is not a party to any pending material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders for the three months ended April 30, 1998.



                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Prior to February 21, 1997, the Company's Common Stock had been quoted on the OTC Bulletin Board under the symbol IFSE. Commencing on February 21, 1997, the Common Stock has been quoted on The Nasdaq SmallCap Market under the symbol "MNYC." Prior to February 21, 1997, the Common Stock had been traded, if at all, on a sporadic basis; therefore, the prices quoted below prior to such date are not necessarily indicative of market value. The following table, which is restated to reflect a 1-for-10 reverse split of the Common Stock effectuated at the close of business on November 8, 1996, sets forth the range of the high and low sales prices of the Common Stock on the OTC Bulletin Board until February 20, 1997, and The Nasdaq Small Cap Market thereafter, for the periods indicated. The following table also sets forth the range of the high and low bid quotations of the Series A Preferred Stock "MNYCP" and the Warrants "MYNCW" on The Nasdaq Small Cap Market commencing on February 21, 1997.


                                               SERIES A
                       COMMON STOCK        PREFERRED STOCK         WARRANTS

Quarter Ended         High*    Low*         High*   Low*        High*    Low*
----------------     -------  -------      ------- -------     ------- ------
April 30, 1998        $5.63    $2.75        $10.25  $1.88      $3.75    $.56
January 31, 1998      $6.88    $4.50        $9.88   $6.50      $4.00    $2.13
October 31, 1997      $7.75    $5.50        $12.00  $9.00      $4.00    $2.63
July 31, 1997         $9.00    $4.25        $11.50  $6.00      $6.25    $2.75
April 30, 1997        $10.00   $3.13        $19.75  $5.50     $12.50     $.88
January 31, 1997      $8.13    $3.50
October 31, 1996      $4.38    $2.50
July 31, 1996         $2.50    $2.50


* The sources of such quotations are the National Quotation Bureau, Nasdaq Trading and Market Services, Nasdaq, and IDC.

   The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

   As of April 30, 1998 there were approximately 242 recordholders and 1,684 beneficial owners of Common Stock.

   As of April 30, 1998 there were approximately 25 recordholders and 817 beneficial owners of Preferred Stock.

   As of April 30, 1998 there were approximately 18 recordholders and 576 beneficial owners of the Warrants.

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

ITEM 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

   The Company is engaged in the business of developing, marketing, and supporting software for the EFT market. The Company's revenues have resulted from the licensing of its family of TPII software products and from three months of revenue from NCI. The preparation of functional specifications, customization and installation of TPII software products and the training by IFS of the financial institution's personnel in the use of the TPII software products takes an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer.Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers pays 30% to 50% of the licensing fees upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product. IFS recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. NCI recognizes software license revenue upon installation and hardware revenues upon shipment. The Company also derives recurrent revenues from furnishing certain maintenance services to its customers for its products. The Company may also receive additional revenues for additional training of customer personnel and consulting services (collectively "service revenues"). With respect to revenues for maintenance services, the Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.

   Occasionally, IFS resells hardware to its customers in conjunction with its TPII software installation contracts. Since such sales are isolated and random IFS is unable to predict the amount of any future hardware revenues. Revenues from these occasional hardware sales are recognized when invoiced to the customer.

Results Of Operations

Fiscal Year Ended April 30, 1998 Compared With Fiscal Year Ended April 30, 1997

   Results of operations incorporate the three months ended April 30, 1998 of business activity from the Company's acquisitions of NCI.

   Total revenues of $5,208,334, for the fiscal year ended April 30, 1998 represent an increase of $1,475,116, or 39.5%, over total revenues of $3,733,218 for the fiscal year ended April 30, 1997. This increase in total revenues resulted from revenues generated by NCI during the three months ended April 30, 1998. NCI's total revenues for the three months ended April 30, 1998 were $1,602,461. Revenues from IFS for the fiscal year ended April 30, 1998 decreased $127,345 from the fiscal year ended April 30, 1997. The decrease in IFS' revenue is primarily due to the effects of the Asian monetary crisis on the Company's customers and potential customers located in the Far East. Total revenues from Asia for the fiscal year ended April 30, 1998 were $323,084 as compared to $433,452 for the fiscal year ended April 30, 1997. IFS did not generate any new license agreements during the fiscal year ended April 30, 1998 from Asian customers.

   Service revenues for the fiscal year ended April 30, 1998 increased by $1,616,961 or 169.2%, over service revenues for the fiscal year ended April 30, 1997. The increase in service revenues is a result of an increase in installed TPII customers and additional consulting and project management services to TPII customers. Service revenue also increased as a result of service revenue generated by NCI. Service revenues of IFS for the fiscal year ended April 30, 1998 were $1,912,617 as compared to $955,843 for the fiscal year ended April 30, 1997. Service revenues of NCI for the three months ended April 30, 1998 were $660,187. As of April 30, 1998, the Company had approximately $753,000 of deferred maintenance service revenues. Service revenue growth is expected to continue as long as the number of licenses for software products increases and the customers continue to utilize such software products.

   Hardware revenues increased in the fiscal year ended April 30, 1998 primarily as a result of revenues generated by NCI. NCI's hardware revenues for the three months ended April 30, 1998 were $657,400.

   Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 73.6% of total revenues for the fiscal year ended April 30, 1998 as compared to 53.2% for the fiscal year ended April 30, 1997. The increase as a percentage of total revenues resulted primarily from the sales mix of NCI. Revenues from countries outside the United States for NCI for the three months ended April 30, 1998 were $1,449,761 or 90.5% of total revenues of $1,602,461. The Company nevertheless expects total revenues from foreign countries to continue to be a significant portion of its revenues in the future.

   Gross profit, as expressed as a percentage of total revenues, decreased to 73.6% for the fiscal year ended April 30, 1998, as compared to 75.7% for the fiscal year ended April 30, 1997. This decrease is associated with the increase in hardware revenues. Hardware revenues typically have a lower gross margin than the Company's software products. Hardware revenues were $699,623 for the fiscal year ended April 30, 1998 as compared to $229,463 for the fiscal year ended April 30, 1997.

   Operating expenses of $5,153,376 for the fiscal year ended April 30, 1998 represent an increase of $2,709,288, or 110.9%, from operating expenses of $2,444,088 for the fiscal year ended April 30, 1997. This increase in operating expenses resulted in part to the addition of new personnel of IFS. IFS' operating expenses for the fiscal year ended April 30, 1998 were $4,113,243 as compared to $2,444,088 for the fiscal year ended April 30, 1997. IFS approximately doubled its staff from the preceding fiscal year in anticipation of new business, some of which did not materialize as a result of the Asian monetary crisis. Research and development expenses for the fiscal year ended April 30, 1998 were approximately $1,427,000 as compared to approximately $515,000 for the fiscal year ended April 30, 1997. Operating expenses also increased as a result of incorporating $1,040,133 of operating expenses from NCI for the three months ended April 30, 1998.

   The Company expects that operating expenses will increase in the fiscal year ending April 30, 1999 as a result of NCI's operating expenses, as they will be reflected for a full year.

   Capitalized software costs for the fiscal year ended April 30, 1998 were $531,639, as compared to $252,908 for the fiscal year ended April 30, 1997. This increase in capitalized software costs resulted primarily from costs incurred with respect to TPII smart card software technology. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

   Net loss was $1,261,473 for the fiscal year ended April 30, 1998, as compared to a net income of $287,936 for the fiscal year ended April 30, 1997. Additional costs of the Company during the fiscal year ended April 30, 1998 were attributable to increased personnel and computer related equipment, expansion of foreign marketing and licensing activities, including the hiring of personnel and increasing advertising and public relations, research and development for new and existing products and ancillary expenses related to the operations of the new building. The Company believed that these additional costs would be offset by additional revenue from its Singapore operations. These additional revenues did not materialize primarily as a result of the Asian monetary crisis.

   Management believes that cash flows from operations will be sufficient to meet debt service requirements and to maintain a current status with its trade creditors during fiscal year 1999. Operating cash flows for fiscal year 1999 are expected to be principally attributable to anticipated revenues from sales of TPII software products as well as NCI products. Further, in an attempt to reduce operating expenses of IFS, management has implemented several cost reduction measures including the elimination of several staff positions in July 1998. Planned reduction measures include management salary reduction and further administrative expense reduction initiatives.

   Operations for the fourth quarter of 1998 include adjustments approximating $922,000 relating to the cancellation of certain software installation contracts, adjustments to service revenues previously recognized and changes in costs to complete software installation contracts.

   The Company has net operating loss carryforwards of approximately $3,200,000 as of April 30, 1998. The use of such net operating loss carryforwards as an offset against future taxable income in any particular year may be limited.

Liquidity And Capital Resources

   The Company's primary source of funds has historically been operating revenue. The Company's working capital decreased from $3,879,457 at April 30, 1997 to $1,644,102, at April 30, 1998 primarily as a result of an increase in staff in anticipation of new business, some of which did not materialize, facilities acquisition expenditures and equipment purchases, and the purchase of NCI Holdings, Inc. Negative cash flow from operating activities is a result of a loss from operations, an increase in accounts receivable, and a decrease in accounts payable. These decreases were offset by an increase in accrued salaries, commissions, and other accrued expenses, and also an increase in deferred revenue and customer deposits.

   The Company believes that anticipated cash flow from operations along with the remaining proceeds from the Public Offering will be sufficient to finance the Company's working capital requirements for the foreseeable future. However, since a portion of the license fee for TPII software products is not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. Presently, the Company is seeking a primary market maker and a financial banker to possibly assist the Company for its working capital needs if necessary.

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

YEAR 2000

   The Company has assigned project teams dedicated to prepare the Company's computer systems, applications, current installed customers and future products for the year 2000. Management expects to incur internal costs as well as other expenses related to system enhancements and product modifications for the year 2000. These costs are being expensed. These costs associated with the year 2000 project are not expected to have a material impact on the future results of operations. However, there could be a material adverse effect on the results of operations if the system enhancements and modifications for the year 2000 prove not to be effective. A contingency plan for the Company would be to install temporary modifications to existing customers to ensure system integrity. These modifications would be utilized until a time when complete system compliance could be attained at the customer site.

INFLATION

   The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.

ITEM 7. Financial Statements

   The consolidated financial statements required to be filed herein are set forth at the pages indicated at item 13.

ITEM 8. Changes  in  and  Disagreements  with  Accountants  on  Accounting   and
         Financial Disclosure

   None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant

The directors and executive officers of the Company are as follows:

Name                   Age  Position
-------------------   ----- -----------------------------------------
Frank A. Pascuito.......42   Chairman of the Board and Director
David L. Hodge..........59   President, CEO and Director
Charles J. Caserta......42   Vice President of Business Development and Director
Simon J. Theobald ......34   Vice President of Sales & Marketing and Director
Carmen A. Pascuito......38   Controller and Secretary
Arnold Wells  ..........78   Director
John P. Singleton.......61   Director
DuWayne J. Peterson.....66   Director
Per Olof Ezelius........49   Director

   Frank A. Pascuito is currently Chairman of the Board. Mr. Pascuito was the Chief Executive Officer and Chairman of the Board of the Company from 1989 to 1998. Mr. Pascuito co-founded the Company's predecessor company, IFS International, Inc. (formerly named Avant-Garde Computer Systems, Inc.), a New York corporation engaged in the development and marketing of software (the "Predecessor"), in 1981 and served as its President until November 1987 and as its Vice President of Product Planning until 1989. Prior to 1981, he was employed by NCR Corporation's ATM software development team. As a consultant to NCR in 1979, he assisted in the development and performed the installation of the first on-line/off-line ATM system for NCR in the United States. Mr. Pascuito has over ten years of operating and marketing experience in EFT system design, sales and service. Mr. Pascuito is a graduate of the State University of New York at Potsdam with a B.S. degree in Computer Science. He is active in several area organizations dealing with technology, software, and world trade.

   David L. Hodge has been President and CEO of the Company since February 1998. Mr. Hodge has been a director of the Company since September 1997. Mr. Hodge is a graduate of West Point, and has over 30 years experience in software development. His last position was vice president in charge of product development for the Cable and Broad band Solutions Group of Cincinnati Bell Information Systems (CBIS). Prior to CBIS, Mr. Hodge held various senior management positions at Ernst & Young, CBS/Newtrend, Anacomp and Great Western Bank. Notable projects completed by Mr. Hodge include the development and delivery for production of the client/server-based Precedent 2000 system currently used to provide customer care and billing services to a large segment of the Telecommunications personal communication systems (PCS) market, a client/server based Centrex provisioning system for British Telecom in the United Kingdom and several products for the banking industry for advanced imaging and document management. In addition to his technical management responsibilities at CBIS, Mr. Hodge led initial CBIS efforts to attain ISO 9000 compliance. This initiative led to the ISO 9000 certification of a major international data system serving British Telecom.

   Charles J. Caserta has been an officer and a director of the Company since 1989. Mr. Caserta co-founded the Predecessor in 1981 and served as its Chairman until November 1987 and as its Vice President of Sales until 1989. Mr. Caserta has over ten years of consulting and marketing experience in EFT system design, sales and service. Mr. Caserta is a graduate of Villanova University with a B.A. degree in English.

   Simon J. Theobald has been a director of the Company since December 1994 and was the Director of Sales and Marketing of the European Division based in London between 1992 and July, 1997 and has been Managing Director of Europe, Middle East and Africa ("EMEA") since July, 1997. From 1986 to April 1992, he was employed by Applied Communications Inc., a subsidiary of Transaction Systems Architects, Inc. Mr. Theobald has more than fifteen years experience in the electronic funds transfer industry. Mr. Theobald is a graduate of De-Havilland College with qualifications in computer studies and technology.

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

   DuWayne J. Peterson has been a director of the Company since July 1997. Mr. Peterson is President of DuWayne Peterson Associates, a consulting firm specializing in the effective management of information technology. Prior to forming his firm in 1991, he held the position of Executive Vice President, Operations, Systems and Telecommunications at Merrill Lynch. Mr. Peterson holds a B.S. degree from M.I.T. and an MBA from UCLA.

   Per Olof Ezelius has been a director of the Company since May 1998. Mr. Ezelius has held the office of President and CEO of NCI since October 1992. Since starting with NCI in 1986 where he launched the European Sales operation, Mr. Ezelius has also held positions of Vice President of Worldwide sales and Chief Operating Officer. Prior to NCI, Mr. Ezelius held the position of Vice President of Marketing and Project Management for Inter Innovation AB in Stockholm, Sweden. Mr. Ezelius started his career in 1971 with systems design and application software development for the first generation of programmable branch automation systems.

   Frank A. Pascuito and Carmen A. Pascuito are brothers.

   The Company has appointed an audit committee consisting of Directors Arnold Wells, John P. Singleton, and DuWayne J. Peterson. John P. Singleton and DuWayne Peterson are independent directors.

   The Company has also appointed an executive committee, a compensation committee, an acquisition committee, and a strategic planning committee. The members of the executive committee are Arnold Wells, Frank A. Pascuito, David L. Hodge, DuWayne J. Peterson, and John P. Singleton. The members of the compensation committee are David L. Hodge, DuWayne J. Peterson, and John P. Singleton. The members of the acquisition committee are Frank A. Pascuito, John
P. Singleton, Simon J. Theobald, and Per Olof Ezelius. The members of the strategic planning committee are Simon J. Theobald, John P. Singleton, Per Olof Ezelius, and Frank A. Pascuito. Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended April 30, 1998, no officer, director or greater than 10% beneficial owner was late with his filings other than Messr. John Shahda, a beneficial owner, who was late in filing his Form 3.

ITEM 10. Executive Compensation

   The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiary for services rendered during the fiscal years ended April 30, 1998, 1997 and 1996 by its Chief Executive Officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year end April 30, 1998.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation            Long-Term
                                                                    Compensation

                                                         Other
                                                         Annual       Securities
Name and                   Fiscal                        Compen-      Underlying
Principal Position          Year     Salary     Bonus    sation        Option(s)
-----------------------  --------  ----------  -------  ---------   ------------
David Hodge..............  1998    $41,538      $ -       $10,500(1)     60,000
  President and CEO


Frank Pascuito...........  1998    114,810      50,000    -              18,722
  Chairman                 1997    94,061   (2) 50,305    -              87,485
                           1996    88,000   (2) -         -              -

Charles Caserta..........  1998    119,759      -         -              18,723
  Vice President of        1997    102,132  (3) 70,984    -              92,463
   Business Development    1996    90,794   (3) -         -              -


Simon Theobald...........  1998    206,408      -         -              15,000
  Vice President of        1997    183,790      -         -              25,000
    Sales and Marketing    1996    106,436      -         -              -

Per Olof Ezelius.........  1998    55,767       100,000   -              18,000
  President and CEO/NCI    1997    -            -         -              -
                           1996    -            -         -              -


--------
(1) Amount in Other Annual Compensation represents amounts paid for board member fees prior to appointment of President and CEO.

(2) Does not include accrued interest of $2,367 and $5,706 for the fiscal years ended April 30, 1997, 1996, respectively, for salaries earned but deferred. The interest rate on such deferred salaries was 12% per annum. See "Certain Relationships and Related Transactions."

(3) Does not include accrued interest of $2,899 and $6,862 for the fiscal years ended April 30, 1997, 1996, respectively, for salaries earned but deferred. The interest rate on such deferred salaries was 12% per annum. See " Certain Relationships and Related Transactions."

Set forth below with respect to the executive officers set forth in the Summary Compensation Table (the "Named Officers") is further information concerning options to purchase Common Stock under the Company's stock option plans, and employment agreements.









                                   Option Grants in Fiscal Year Ended April 30, 1998
   --------------------------------------------------------------------------------------------------------------------------------
                             Number of
                             Shares              % of Total
                             of Common Stock     Options
                             Underlying          Granted to
                             Options             Employees in   Per Share        Expiration
Name                         Granted             Fiscal Year    Exercise Price       Date
-------                      -----------------  --------------  --------------   -------------
Frank A. Pascuito...............13,722            4.1  %         $4.88               02/03/08
Frank A. Pascuito................5,000            1.5  %         $3.22               04/01/08
Charles J. Caserta..............13,723            4.1  %         $4.88               02/03/08
Charles J. Caserta...............5,000            1.5  %         $3.22               04/01/08
David L. Hodge..................10,000            3.0  %         $6.88               09/09/07
David L. Hodge..................30,000            9.0  %         $4.25               03/09/08
David L. Hodge..................20,000            6.0  %         $4.25               03/08/08
Simon J. Theobald...............15,000            4.5  %         $4.71               02/23/08
Per Olof Ezelius................18,000            5.4  %         $5.00               01/29/08



                                                                        Number of Securities           Value of Unexercised
                           Number of Shares                            Underlying Unexercised               In-the-Money
                           of Common Stock                         Options as of April 30, 1998     Options as of April 30, 1998(1)
                            Acquired on                            -----------------------------    -------------------------------
      Name                   Exercise           Value Realized   Exercisable       Unexercisable      Exercisable    Unexercisable
 ---------------------   ----------------      ----------------- -------------     ---------------   -------------   -------------
David L. Hodge
 President and CEO........0                       $0                12,370            47,630              $0              $0

Frank Pascuito,
 Chairman.................12,445                  $53,140          139,557            0                   $69,238         $0

Charles Caserta,
 Vice President of
  Business Development....7,467                   $31,884          144,536            0                   $69,238         $0

Simon Theobald,
 Managing Director
  of EMEA.................0                       $0                52,589            22,411              $70,004         $11,696

Per Olof Ezelius,
 President and CEO/NCI....0                       $0                 1,477            16,523              $0              $0

--------
(1)   Based on a market price of $2.94 per share at April 30, 1998.


EMPLOYMENT AGREEMENTS

   In May, 1998, the Company entered into employment agreements, or amended or restated prior employment agreements (the "Employment Agreements") with each of Messrs. David Hodge, Frank Pascuito and Simon Theobald (each an "Executive").

   The initial term of Mr. Hodge's Employment Agreement extends from February 15, 1998 to February 14, 2001, and is automatically renewed annually thereafter. Under Mr. Hodge's Employment Agreement, Mr. Hodge will receive (i) an annual base salary of $200,000, subject to an increase commencing on June 1, 1998 based on the increase in the consumer price index and periodic review after May 31, 1999; (ii) an annual bonus (which shall not exceed 50% of the annual base salary) based on the achievement of performance goals agreed to by the Executive and the Board; (iii) stock options granted immediately under the Plan for the purchase of 50,000 shares of the Company's common stock and 25,000 shares on each anniversary of the execution of the Agreement; (iv) stock appreciation rights based on 30,000 shares of the Company's common stock to be granted immediately and on each anniversary of the execution of this Agreement; (v) life insurance or death benefits in the amount of $500,000; (vi) an annuity of $40,000 per year for the joint lives of the Executive and his spouse. If the Company is sold or transferred (as described in the Employment Agreement), even if the Executive is not terminated, the Executive shall receive (on a "grossed up" basis to cover taxes incurred) 6% of the first $10 million in consideration, 8% of the next $10 million, and 10% of any consideration received in excess of $20 million.

   The initial term of Mr. Pascuito's Employment agreement extends from January 1, 1997 to December 31, 1999. Automatically renewed annually thereafter for consecutive one-year. Mr. Pascuito will receive (i) an annual base salary of $130,000; (ii) a commission; (iii) an annual performance bonus; (iv) stock options previously granted for the purchase of 75,000 shares of the Company's common stock at $5.00 per share; (v) stock appreciation rights based on 10,000 shares of the Company's common stock to be granted immediately and on each anniversary of the execution of this Agreement. If the Company is sold or transferred (as described in the Employment Agreement even if the Executive is not terminated, the Executive shall receive (on a "grossed up" basis to cover taxes incurred) 4% of the first $10 million in consideration, 6% of the next $10 million, and 8% of any consideration received in excess of $20 million.

   The initial term of Mr. Theobald's Employment Agreement extends from February 28, 1998 to December 31, 1999. Automatically renewed annually thereafter. Mr. Theobald will receive: (i) an annual base salary composed of a fixed portion totaling $112,500 per year; (ii) a commission (iii) an annual performance bonus;
(iv) stock options (previously granted) for the purchase of 15,000 shares of the Company's common stock; (v) stock appreciation rights based on 5,000 shares of the Company's common stock to be granted immediately and on each anniversary of the execution of this Agreement. . If the Company is sold or transferred (as described in the Employment Agreement), even if the Executive is not terminated, the Executive shall receive (on a "grossed up" basis to cover taxes incurred) 2% of the first $10 million in consideration, 4% of the next $10 million, and 6% of any consideration received in excess of $20 million.

Each of the three agreements provides automobile allowances and allowances for club membership.



   The Employment Agreement's of Messrs. Pascuito and Theobald, provide that where a termination is for death or disability, the executive shall receive: his annual fixed salary accrued and other benefits and compensation, but no less than 6 months fixed salary. Additionally, all unvested stock options and SAR's which have been or are scheduled to be granted pursuant to the Agreement shall immediately vest. Where a termination is due to a "Change in Control," without cause or by the Executive for good reason as defined in the Agreement provides that the Company will pay compensation and certain allowances and benefits to the Executive through the end of the then-applicable term.

    The Employment Agreement of Mr. Hodge, provides that where the Agreement is terminated due to death, disability or termination of the Company for "Cause," the Executive shall receive: 6 months of his annual salary, accrued compensation and benefits to date plus other allowances. Where a termination is due to a "Change in Control," without cause, or by the Executive for good reason, as defined in the Agreement provides that the Company will pay compensation and certain allowances and benefits to the Executive through the end of the then applicable term. Additionally, all unvested stock options and SAR's which have been or are scheduled to be granted pursuant to the Agreement shall immediately vest.

   Under the Employment Agreements a "Change in Control" includes (i) an acquisition whereby immediately after such acquisition, a person holds beneficial ownership of more than 50% of the total combined voting power of the Company's then outstanding voting securities; (ii) if in any period of three consecutive years after the date of the Employment Agreements, the then incumbent board, ceases to constitute a majority of the Board for reasons other than voluntary resignation, refusal by one or more Board members to stand for election, or removal of one or more Board member for good cause; or (iii) the Board of Directors or the stockholders of the Company approve (A) a merger, consolidation or reorganization; (B) a complete liquidation or dissolution of the Company; or (C) the agreement for the sale or other disposition of all or substantially all of the assets of the Company.

   On January 30, 1998, Mr. Per Olof Ezelius entered into an employment agreement with Network Controls International, Inc. ("NCI") to serve as its President and Chief Executive Officer for an initial term of three years and three months, commencing January 30, 1998, and ending April 30, 2001 (the "Original Employment Agreement"). On May 12, 1998, the Company entered into an extension agreement (the "Extension Agreement") with Mr. Ezelius which provides that the term of the covenant not to compete (as refereed to in the Original Employment Agreement) is extended from a period of one-year to two-years commencing from the expiration of the Original Employment Agreement. Such Extension Agreement further provides that the Company grant to Mr. Ezelius: (i) 25,000 shares of common stock; (ii) 25,000 options to purchase Company common stock (such exercise price being equal to the fair market value of such common stock on May 12, 1998); and (iii) a cash bonus equal to $100,000.

   The original employment agreement provides for Mr. Ezelius to receive an annual base salary composed of a fixed portion totaling $150,000 per year and an annual performance bonus.

   The foregoing summaries are intended as general descriptions of the terms of the Employment Agreements and the Extension Agreement, and are limited in their entirety by the actual language of the Employment Agreements and the Extension Agreement, which are included as Exhibits to this report.


 Charles J. Caserta has entered into a three year employment agreement with the Company, effective as of January 1, 1997, that provides for his employment as President. Under this agreement, Messrs. Caserta will receive a base salary of $110,000 per year for each of the first two years and an amount to be determined by the Board of Directors for the third year. In addition, Messrs. Caserta will be generally entitled to commissions of 8% on revenues during any fiscal year in excess of $425,000 pursuant to licenses agreements generated by their respective sales efforts. The Board of Directors may in its discretion grant bonuses to Messrs. Caserta. Pursuant to this employment agreement and not pursuant to any option plan, Messrs. Caserta received options to purchase 75,000 shares of Common Stock at an exercise price of $5.00 per share. The agreement contains a restrictive covenant requiring the executive not to compete with the Company for the term of the agreement, for two years following termination for cause or for one year if such executive employment agreement is not renewed by the Company. The agreement provides for a car allowance.

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

   The 1996 Plan provides for the issuance of options to purchase Common Stock to key employees, officers, directors and consultants. As of April 30, 1998, there were options outstanding to purchase 321,500 shares of Common Stock under the 1996 Plan, of which 35,000 are subject to shareholder ratification. All options are exercisable at prices ranging from $4.25 to $7.31 per share and expire in various years between 2005-2008. As of April 30, 1998, there were no options available for grant to purchase shares of Common Stock under the 1996 Plan.

   The 1988 Plan provides for the issuance of options to purchase Common Stock to key employees, officers, directors and consultants. As of April 30, 1998, there were options outstanding to purchase 227,635 shares of Common Stock under the 1988 Plan. All options are exercisable at prices ranging from $.66 to $4.88 per share and expire in various years between 1997 - 2008. As of April 30, 1998, there were no options available for grant to purchase shares of Common Stock under the 1988 Plan.

   The exercise price of all future option grants will be at least 85% of the fair market value of the Common Stock on the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding beneficial ownership of the Common Stock and Preferred Stock as of July 29, 1998 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock and Preferred Stock, (ii) each director of the Company, (iii) each Named Officer, (iv) and all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock and Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

   The table below does not reflect the number of shares of Common Stock which may be acquired by an individual upon conversion of Preferred Stock which such person may own. The following table does reflect Common Stock issuable pursuant to stock options exercisable within sixty days.








                    Name and Address of                                  Number Of Shares       Percentage
                      Beneficial Owner                  Title of Class   Beneficially Owned     of Class
 ---------------------------------------------------    ---------------  --------------------   --------------
Frank Pascuito......................................    Common           326,188(1)              23.8%
Rensselaer Technology Park
300 Jordan Road
Troy, NY 12180
Charles J. Caserta..................................    Common           325,259(2)              23.9%
Rensselaer Technology Park
300 Jordan Road
Troy, NY 12180
Simon J. Theobald...................................    Common           58,953(3)                4.6%
Little Elms, 12 Green Lane,
Croxley Green, Rickmansworth,
Hertfordshire, WD3 3HR England
Arnold Wells........................................    Common           10,500(4)                 .9%
1100 Madison Avenue
New York, NY 10028
John P. Singleton...................................    Common           10,000(4)                 .8%
4331 Rosecliff Drive                                    Preferred        11,000                    .8%
Charlotte, NC 28277
DuWayne J. Peterson.................................    Common           10,000(4)                 .8%
225 South Lake Ave.
Pasadena, Ca. 91101
David L. Hodge......................................    Common           19,162(5)                1.5%
300 Jordan Road                                         Preferred        5,000                     .4%
Troy, NY 12180
Per Olof Ezelius....................................    Common           68,000(6)                5.4%
Nine Woodlawn Green                                     Preferred        92,094                   6.7%
Charlotte, NC 28217
John Shahda.........................................    Common           150,000                 12.3%
30 S. Pearl Street
Albany, NY 12207
All directors and executive officers as a group (8
persons) ...........................................    Common           828,062(7)              49.9%
                                                         Preferred       108,094                  7.9%

--------
(1) Includes 139,557 shares issuable upon exercise of stock options.

(2) Includes 144,536 shares issuable upon exercise of stock options.

(3) Includes 58,933 shares issuable upon exercise of stock options.

(4) Includes 10,000 shares issuable upon exercise of stock options.

(5) Includes 19,162 shares issuable upon exercise of stock options.

(6) Includes 43,000 shares issuable upon exercise of stock options, the issuance of 25,000 shares of Common Stock pursuant to the terms of an extension agreement and 62,456 shares of Preferred Stock returnable pursuant to the Merger Agreement.

(7) Includes 435,188 shares issuable upon exercise of stock options.

ITEM 12. Certain Relationships and Related Transactions

   IFS has issued a purchase order for $259,600 to Euro-Tech International ("ETI") to obtain ISO 9000 registration. ETI is an Arizona based corporation that specializes in guiding companies through the ISO 9000 certification process. ISO 9000 is an established international business standard. ISO 9000 requires that the core processes of company's business is documented, understood and followed by company personnel. ISO 9000 is becoming a standard for companies in the global market. ETI is also a subsidiary of Tech Metrics International, Inc. of which Mr. David L. Hodge, President and CEO of IFS International, Inc. is a director.

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

   On January 30, 1998 the Company acquired all of the outstanding shares of capital stock of NCI Holdings, Inc. ("Holdings"). Pursuant to the terms of the Merger Agreement, Per Olof Ezelius ("Ezelius"), the sole beneficial owner of Holdings' capital stock, received 87,094 shares (the "Base Consideration") of Preferred Stock valued at $620,545. The Company is obligated to register all of these shares of Preferred Stock under the Securities Act of 1933. Twenty eight thousand seventy (28,070) shares of the Base Consideration are being held in escrow to secure certain warranties, representations, covenants and indemnifications made by Ezelius (the "Indemnification Obligations"). The Base Consideration may be reduced if the audited stockholder's equity of Holdings is less than $1,250,000 as of January 30, 1998.

   The acquisition of Holdings was accounted for as a purchase. The cost of the acquisition was recorded net of an allowance for shares to be returned to the Company pursuant to provisions of the Merger Agreement relating to stockholders' equity deficiencies of Holdings as of January 30, 1998. Approximately 62,000 shares are returnable under the Merger Agreement.

   Ezelius may receive additional shares of Preferred Stock (the "Additional Shares") if the consolidated pre-tax profit of NCI exceeds certain levels during each of the years ending April 30, 1999, 2000 and 2001 and during the three years ending April 30, 2001. Any Additional Shares issued to Ezelius up to a value of $200,000 will be held in escrow to further secure the Indemnification Obligations. The Merger Agreement required Holdings to satisfy indebtedness to former stockholders of Holdings and NCI arising pursuant to agreements for the purchase of shares entered into in 1993 and 1995. Immediately prior to the merger, the Company advanced $840,000 to Holdings, which was utilized to satisfy existing indebtedness of Holdings as required by the Merger Agreement. Pursuant to the terms of the Merger Agreement, Ezelius entered into a separate employment agreement with NCI to serve as Chief Executive Officer of NCI for a period of 39 months, commencing January 30, 1998, at a base salary of $150,000 per year.
Ezelius also was granted options to purchase 18,000 shares of the Company's Common Stock at $5.00 per share.

ITEM 13. Financial Statements, Exhibits and Reports on Form 8-K

(1)      Consolidated Financial Statements and Auditor's Report


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

10.1* 1996 Stock Option Plan (1)

10.2* 1988 Stock Option Plan (1)

10.3 Lease Agreement, dated October 1, 1986 between the Company and Rensselaer Polytechnic Institute and amendments thereto (the "Lease Agreement") (1)

10.4  Addendum A to the Lease Agreement, dated January 7, 1997. (1)

10.5  Digital  Prime   Contracting  Agreement, dated June 6, 1994,  between  the
      Company and Digital Equipment International BV (1)

10.6  Software   Development   and   License  Agreement,  dated  July  8,  1996,
      between the Company and Visa International Service Association (1)

10.7* Employment Agreement, dated as of May 12, 1998  between  the  Company  and
      David L. Hodge.

10.8* Employment  Agreement,  dated  as of May 12, 1998, between the Company and
      Frank A. Pascuito.

10.9* Employment  Agreement,  dated  as of May 12, 1998, between the Company and
      Simon J. Theobald. (2)

10.10*Extension Agreement, dated as of May 12, 1998 between the Company and Per Olof Ezelius.

10.11 Purchase and Sale Agreement, dated as of December 17, 1996, between the Company and Trustco Bank, National Association. (1)

10.12 Form of Consulting and Investment Banking Agreement between the Company and the Underwriter. (1)

10.13 Promissory Note, dated March 14, 1997, between the Company and Key Bank of New York. (3)

10.14*Consulting agreement, dated April 9, 1997, between the Company and  Jerald
      Tishkoff.

10.15 Plan and Merger Agreement, dated as of January 30, 1998, between the Company and NCI Holdings, Inc. (4)

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

4 Denotes document filed as an exhibit to the Company's Current Report, dated , January 30, 1998 and incorporated herein by reference.


(3) Reports on Form 8-K filed during the three months ended April 30, 1998:

         A current report was filed to disclose information under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits. On January 30, 1998, the merger of a wholly owned subsidiary of the Company with and into NCI Holdings, Inc. was consummated pursuant to a Plan and Merger Agreement dated January 30, 1998.

                                                         IFS International, Inc.
                                      Index to Consolidated Financial Statements



INDEPENDENT AUDITOR'S REPORT.................................................F-2


CONSOLIDATED FINANCIAL STATEMENTS

        Balance sheet........................................................F-3
        Statements of operations.............................................F-4
        Statements of shareholders' equity (deficit).........................F-5
        Statements of cash flows.............................................F-6
        Notes to consolidated financial statements....................F-7 - F-18

                                                    Independent Auditor's Report





To the Board of Directors and Shareholders
IFS International, Inc.

We have audited the accompanying consolidated balance sheet of IFS International, Inc. and subsidiaries as of April 30, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFS International, Inc. and subsidiaries as of April 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.


                                                      URBACH KAHN & WERLIN PC



Albany, New York
July 14, 1998

                                                                                             IFS International, Inc.

                                                                                          Consolidated Balance Sheet
                                                                                                      April 30, 1998

--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                            $2,102,807
    Trade accounts receivable, net                                                                        1,527,865
    Costs and estimated earnings in excess of billings on uncompleted contracts                             216,280
    Other current assets                                                                                    566,333
    Inventory                                                                                                72,299
--------------------------------------------------------------------------------------------------------------------
             Total current assets                                                                         4,485,584
--------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, net                                                                        2,715,003
--------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
    Capitalized software and product enhancement costs, net                                                 989,732
    Excess of cost over fair value of net assets of business acquired, net                                  319,541
    Other                                                                                                   109,803
--------------------------------------------------------------------------------------------------------------------
             Total other assets                                                                           1,419,076
--------------------------------------------------------------------------------------------------------------------
                                                                                                         $8,619,663
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                                                $   250,059
    Accounts payable                                                                                        538,946
    Accrued compensation and related liabilities                                                            545,174
    Other accrued expenses                                                                                  532,512
    Billings in excess of costs and estimated earnings on uncompleted contracts                             108,288
    Deferred revenue and customer deposits                                                                  866,503
--------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                                    2,841,482
--------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, less current maturities                                                                   1,365,078
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                                            45,600
--------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
    Preferred stock $.001 par value; 25,000,000 shares authorized,
      1,396,638 shares issued and outstanding                                                                 1,397
    Common stock $.001 par value; 50,000,000 shares authorized,
      1,137,353 issued and outstanding                                                                        1,137
    Additional paid-in capital                                                                            8,241,451
    Accumulated deficit                                                                                 (3,879,934)
    Foreign currency translation adjustment                                                                   3,452
--------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                                   4,367,503
--------------------------------------------------------------------------------------------------------------------
                                                                                                         $8,619,663
--------------------------------------------------------------------------------------------------------------------

                                                                    See Notes to Consolidated Financial Statements.

                                                                                                               F-3

                                                                                            IFS International, Inc.

                                                                              Consolidated Statements of Operations
                                                                                Years Ended April 30, 1998 and 1997

--------------------------------------------------------------------------------------------------------------------
                                                                                   1998                1997
--------------------------------------------------------------------------------------------------------------------
Revenues:
    Software license and installation contract fees                                $ 1,935,907        $2,547,912
    Hardware sales                                                                     699,623           229,463
    Service and maintenance revenue                                                  2,572,804           955,843
    Service and maintenance revenue
--------------------------------------------------------------------------------------------------------------------
                                                                                     5,208,334         3,733,218
--------------------------------------------------------------------------------------------------------------------

Cost of revenues:
    Software license and installation contract fees                                    499,531           531,996
    Hardware sales                                                                     210,718           181,581
    Service and maintenance revenue                                                    666,088           193,136
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                                         3,831,997         2,826,505
--------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Research and development                                                         1,054,043           514,882
    Salaries                                                                         1,837,063           967,245
    Selling, general and administrative                                              1,932,869           807,578
    Rent                                                                               150,471           120,136
    Other                                                                              178,930            34,247
--------------------------------------------------------------------------------------------------------------------
                                                                                     5,153,376         2,444,088
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                       (1,321,379)          382,417

Other income (expense):
    Litigation settlement costs                                                              -          (100,000)
    Interest expense                                                                   (86,765)          (85,111)
    Interest income                                                                    169,219            52,283
    Other income                                                                        76,552            38,347
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                   (1,162,373)          287,936
Provision for income taxes                                                              92,500                 -
--------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                              (1,254,873)          287,936
Minority interest in income of majority-owned subsidiary                                (6,600)                -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $(1,261,473)      $   287,936
====================================================================================================================
Basic income (loss) per common share                                                    $(1.15)             $.27
====================================================================================================================
Weighted average common shares outstanding                                           1,098,800         1,056,000
====================================================================================================================
Diluted income (loss) per common share                                                  $(1.15)             $.18
====================================================================================================================
Weighted average common and common equivalent
    shares outstanding                                                               1,098,800         1,613,000
====================================================================================================================

                                                                    See Notes to Consolidated Financial Statements.


                                                                                                                F-4

                                                                                                             IFS International, Inc.

                                                                           Consolidated Statements of Shareholders' Equity (Deficit)
                                                                                                 Years Ended April 30, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------
                                       [-- Preferred Stock --][-- Common Stock --]                             Foreign
                                                                                    Additional                 Currency
                                         Shares       Par         Shares     Par      Paid-In    Accumulated  Translation
                                       Outstanding   Value     Outstanding  Value     Capital      Deficit     Adjustment     Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1996                    -      $ -        1,009,361   $1,010  $2,177,611  $(2,906,397)  $  -        $(727,776)

Issuance of preferred
 stock and warrants,
 net of related public offering costs   1,380,000    1,380            -        -     5,743,075          -        -         5,744,455
Issuance of common stock and warrants         -        -           63,584       63      55,502          -        -            55,565
Net income                                    -        -              -        -           -        287,936      -           287,936
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1997              1,380,000    1,380      1,072,945    1,073   7,976,188   (2,618,461)     -         5,360,180
Issuance of preferred stock for
    acquisition of NCI Holdings, Inc.      24,638       25            -        -       175,521          -        -           175,546
Issuance of common stock                      -        -           56,408       56      89,742          -        -            89,798
Conversion of preferred stock              (8,000)      (8)         8,000        8         -            -        -               -
Foreign currency translation adjustment       -        -              -        -           -            -      3,452           3,452
Net loss                                      -        -              -        -           -     (1,261,473)     -       (1,261,473)
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 1998              1,396,638   $1,397      1,137,353   $1,137  $8,241,451  $(3,879,934)  $3,452     $4,367,503
====================================================================================================================================

                                                                                     See Notes to Consolidated Financial Statements.

                                                                                                                                 F-5

                                                                                                             IFS International, Inc.

                                                                                               Consolidated Statements of Cash Flows
                                                                                                 Years Ended April 30, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1998                1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                             $(1,261,473)     $    287,936
   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
        Depreciation and amortization                                                                420,524           243,420
        Deferred taxes                                                                                27,222                 -
        Changes in operating assets and liabilities, net of effects of NCI
          Holdings, Inc. acquisition:
            Inventory                                                                                 40,452                 -
            Trade accounts receivable, net                                                          (373,412)         (587,503)
            Costs, estimated earnings and billings on uncompleted contracts                          (65,287)          291,567
            Other current assets                                                                      71,991           (44,988)
            Accounts payable                                                                        (115,663)         (227,614)
            Accrued expenses                                                                         285,062          (208,904)
            Deferred revenue and customer deposits                                                   238,781            68,034
            Other liabilities                                                                              -           (12,515)
------------------------------------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                                                (731,803)         (190,567)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Facilities acquisition expenditures and equipment purchases                                    (1,382,493)       (1,264,352)
   Purchase of NCI Holdings, Inc., net of cash acquired                                             (595,919)                -
   Capitalized license costs                                                                         (19,787)          (11,408)
   Capitalized software costs                                                                       (531,639)         (252,908)
------------------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                              (2,529,838)       (1,528,668)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                                                                   -            (2,733)
   Payments on long-term debt                                                                        (51,209)          (35,728)
   Proceeds from notes payable                                                                       208,376         1,481,624
   Principal payments on notes payable                                                                     -          (500,000)
   Proceeds from issuance of common and preferred stock                                               39,799         5,800,020
------------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                             196,966         6,743,183
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                                6,072               -
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                  (3,058,603)        5,023,948
Cash and cash equivalents:
   Beginning of year                                                                               5,161,410           137,462
------------------------------------------------------------------------------------------------------------------------------------
   End of year                                                                                    $2,102,807       $ 5,161,410
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest, net of capitalized amounts in 1998                                             $      86,611      $    135,975
====================================================================================================================================
      Income taxes                                                                             $      16,235      $      1,213
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING TRANSACTIONS
      Short-term note payable converted to long-term debt                                      $   1,190,000     $         -
      Capitalized interest                                                                     $      41,563     $      11,227
====================================================================================================================================
PURCHASE OF NCI HOLDINGS, INC.
   Fair value of assets acquired                                                               $  1,934,000      $         -
   Cash paid for capital stock                                                                     (840,000)               -
   Preferred stock issued                                                                          (176,000)               -
------------------------------------------------------------------------------------------------------------------------------------
   Liabilities assumed                                                                        $     918,000      $         -
====================================================================================================================================
                                                                          See Notes to Consolidated Financial Statements.


                                                                                                                                 F-6

                             IFS International, Inc.

                   Notes to Consolidated Financial Statements


NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

             Principles of Consolidation and Description of Business

             The consolidated financial statements include the accounts of IFS International, Inc. (a Delaware Corporation) and its wholly-owned subsidiaries, IFS International, Inc. (IFS) (a New York Corporation), and Network Controls International, Inc. (NCI) (formerly NCI Holdings, Inc.,) (all collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

             The Company is engaged in the design and development of computer software for use with automatic teller machines (ATMs), electronic fund transfers (EFTs), and point of sale (POS) systems used by financial institutions and retailers. The Company is also engaged in the sale of computer equipment and software to the financial services industry and provides its customers with support and maintenance services for such systems.

             A significant portion of the Company's sales and revenues are derived from financial institutions and other customers located outside of the United States (see Note 14). The Company extends credit to its customers and generally requires deposits upon execution of software development contracts.
             With respect to foreign customers, collection may be more difficult upon default.

             Summary of Significant Accounting Policies

             Use of estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period, as well as amounts disclosed for contingencies. Among the more significant estimates included in the financial statements are the estimated costs to complete software installation contracts, amortization of capitalized software costs and the valuation allowance reducing the Company's deferred tax asset. Actual results could differ from those estimates.

             Revenue recognition:

               Revenues from sales of hardware and software are recognized upon shipment of product or upon satisfaction of material ongoing commitments, if any. Revenue from software installation contracts, except for the portion attributable to base license fees for pilot programs which are recognized when pilot sites are identified, is recognized on the percentage-of-completion method, measured by the ratio of costs incurred to date to management's estimates of total anticipated costs. This method is used because management considers costs incurred to be the best available measure of progress on software installation contracts. Because of the inherent uncertainties in estimating contracts, it is at least reasonably possible that the Company's estimates of costs and revenues will change in the near term. Uncertainty inherent in initial estimates is reduced progressively as work on the contract nears completion.

             Revenue recognition, continued:

               Deposits received in advance for hardware sales are deferred and recognized as revenue upon installation and acceptance of the system. Amounts received on service contracts are initially deferred and recognized ratably over the life of the contract, generally one year. With the exception of revenues earned through foreign subsidiaries, all revenues derived outside of the United States are denominated in U.S. dollars.

               In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition ("SOP 97-2"), which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning May 1, 1998. The criteria for recognizing revenue under SOP 97-2 are generally more rigorous than the previous accounting standard. Due to uncertainties which exist with respect to the appropriate interpretations and manner of implementation of SOP 97-2, the effect on the Company is uncertain.

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

             Inventories:

               Inventories are stated at cost and consist principally of hardware products for resale.

             Property, plant and equipment:

               Property, plant and equipment are stated at cost, with related depreciation provided by the declining-balance and straight-line methods over the estimated useful lives of the related assets, ranging from three to forty years. Interest incurred on obligations incurred to finance construction of building improvements was capitalized in the cost of such improvements.

             Capitalized software and product enhancement costs:

               The cost of adding new functions and features (i.e., enhancements) to existing systems and the cost of development of new systems, for which technological feasibility has been established and which are not covered by outside funding, are capitalized. Costs incurred in the establishment of technological feasibility of new systems are expensed as incurred.

             Capitalized software and product enhancement costs, continued:

               These costs are reported at the lower of unamortized cost or net realizable value. Amortization is recorded over the estimated marketing lives of the software and enhancements which range from two to five years, and is computed on the greater of the percent-of-revenue method, based on the total estimated future revenues expected to be derived from sales of the software, or the straight-line method. Adjustments are made to accelerate amortization when, in management's estimation, the unamortized capitalized costs exceed the net realizable value for specific products.

             Income taxes:

               Current or deferred tax liabilities are recognized for the tax consequences of all events recognized in the financial statements. Deferred taxes are computed on the differences between the financial reporting and the tax reporting basis of assets and liabilities. The Company has not recognized the benefit of any net operating loss carryforwards due to the uncertainty of the realizability of such carryforwards. The Company will file a consolidated Federal income tax return with its domestic subsidiaries.

             Accounting for stock-based compensation:

               The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"). On May 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants, but has elected to disclose the pro forma net loss and pro forma basic loss per share to account for employee and directors' stock option and warrant grants, as if such method had been used to account for such stock-based compensation.

             Foreign currency translation:

               All assets and liabilities of foreign subsidiaries of NCI whose functional currency is other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, while the parent's investment is translated at historical exchange rates. Revenues and expenses of such subsidiaries are translated at average exchange rates for the period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses, which are generally not material, are included in other expense (income) in the statement of operations when incurred.

             Basic and diluted net income (loss) per share:

               Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible preferred stock which approximate 327,000 and 230,000 shares, respectively, in 1997. Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the year ended April 30, 1998.

             Reclassification:

               Certain items have been  reclassified  in the 1997  financials to conform to the current year's presentation.

             Recent accounting pronouncements:

               In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income
               (loss), changes in the value of available-for-sale securities and foreign currency translation adjustments, and other such items disclosed in the statement of shareholders' equity (deficit). SFAS 131 revises the manner in which public companies report segment information in annual financial statements. The Company will adopt SFAS 130 and SFAS 131 in the quarter ended July 31, 1998, and based on current circumstances, does not believe the effect of adoption will be significant.


NOTE 2.      ACQUISITION OF NCI HOLDINGS, INC.

               In January 1998, the Company acquired NCI Holdings, Inc. (Holdings). Holdings is the majority owner of NCI. NCI is engaged primarily in the sale of computer equipment and software to financial institutions. NCI also sells related services including installation, training, consulting and programming. NCI, Inc. has three wholly-owned subsidiaries which provide marketing and sales support to customers in European markets. The subsidiaries are as follows:

                  Network Controls GmbH (Germany)
                  Network Controls International Ltd. (London)
                  Network Controls International Espana, S.A. (Spain) (Inactive)

             The Company acquired all of the outstanding shares of capital stock of Holdings in exchange for $1.11 million, consisting of $840,000 in cash and $176,000 representing the fair value of 24,638 shares of preferred stock. Costs incurred in connection with the acquisition approximated $102,000. In accordance with provisions of the acquisition agreement, the Company recorded the issuance of preferred shares at an amount which considered an allowance for equity deficiencies of NCI. Pursuant to the acquisition agreement, additional preferred shares may be issued if the consolidated pre-tax profits of NCI exceeds certain levels during each of the three years ending April 30, 1999, 2000 and 2001 and during the three year period ending April 30, 2001. These issuances will be treated as additional purchase cost. The acquisition was accounted for as a purchase and the operating results of NCI were included in the consolidated financial statements commencing February 1, 1998.

             The excess of the cost of acquiring NCI over the fair value of net assets acquired, approximating $343,000, is being amortized over eight years. Amortization approximated $23,000 for the period ended April 30, 1998.

             Pro forma selected results of operations for the years ended April 30, 1998 and 1997, as if the acquisition had taken place at the beginning of each of those years, are as follows:

             -------------------------------------------------------------------

                                                  1998                  1997
             Revenues                       $ 7,825,000              $7,700,000
             -------------------------------------------------------------------
             Net loss                       $(1,341,000)             $ (763,000)
             -------------------------------------------------------------------
             Basic loss per common share       $(1.22)                 $(0.69)
             -------------------------------------------------------------------


NOTE 3.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

             Costs  and  estimated   earnings  on   uncompleted   contracts  are
             summarized as follows:

             -------------------------------------------------------------------
             Expenditures on uncompleted contracts                   $   377,051
             -------------------------------------------------------------------
             Estimated earnings thereon                                  939,546
             -------------------------------------------------------------------
                                                                       1,316,597
             Less billings to date                                     1,208,605
             -------------------------------------------------------------------
                                                                     $   107,992
             ===================================================================

             Included in the accompanying balance sheet under the following captions:

             -------------------------------------------------------------------
             Cost and estimated earnings in excess
               of billings on uncompleted contracts                     $216,280
             Billings in excess of costs and estimated
               earnings on uncompleted contracts                         108,288
             -------------------------------------------------------------------
                                                                        $107,992
             ===================================================================

NOTE 4.      PROPERTY, EQUIPMENT AND IMPROVEMENTS

             Property, equipment and improvements consist of the following:

             -------------------------------------------------------------------
             Building                                                 $1,916,731
             Machinery and equipment                                   1,658,535
             Furniture and fixtures                                      467,918
             Leasehold improvements                                       37,494
             -------------------------------------------------------------------
                                                                       4,080,678
             -------------------------------------------------------------------
             Less accumulated depreciation                             1,365,675
             -------------------------------------------------------------------
                Property, equipment and improvements, net             $2,715,003
             ===================================================================


             During 1998, the Company completed the renovation of a building purchased in 1997 to house the Company's New York facility. Interest capitalized amounted to $41,563 and $11,227 for the years ended April 30, 1998 and 1997, respectively. The land underlying the facility is subject to a long-term ground lease arrangement with no annual rental requirements.

             Depreciation related to property, equipment, and improvements was $178,930 and $65,216 for the years ended April 30, 1998 and 1997, respectively.


NOTE 5.      CAPITALIZED SOFTWARE AND PRODUCT ENHANCEMENT COSTS:

             Capitalized software and product enhancement costs consist of the following:

             -------------------------------------------------------------------
             Capitalized software and product enhancement costs      $1,769,716
             Less accumulated amortization                             (779,984)
             -------------------------------------------------------------------
                 Capitalized software costs, net                    $   989,732
             ===================================================================


             Amortization expense approximated $218,600 and $173,000 for the years ended April 30, 1998 and 1997, respectively.


NOTE 6.      LINE OF CREDIT

             The Company has available a $600,000 bank line of credit subject to annual review. Borrowings under the line of credit accrue interest at prime plus 3/4% and are secured by inventory, receivables, property and equipment, and the personal guarantee of a Company director. No amounts were outstanding under the line as of April 30, 1998.

NOTE 7.      LONG-TERM DEBT

             Long-term debt consists of the following at April 30, 1998:

               -------------------------------------------------- --------------

               Restructured  note payable,   government
               agency,  principal  and interest payments
               of $3,804 per month, including interest
               at 7.5%, due April 2002. This note is
               unsecured  and subordinated to all other debt.       $   162,909


               Restructured  convertible  subordinated
               debentures  payable to a governmental agency
               due in installments of $160,000,  and $90,000
               in 1999 and 2000, respectively.  Interest is
               payable quarterly at 7.5%. The debentures are
               convertible  into shares of common stock at
               $5.74  per  share  through  April  2000.  At
               April  30,  1998, approximately  43,500 shares
               of common stock were issuable  under this
               conversion feature.                                      250,000

               Mortgage payable,  bank,  requiring  escalating
               monthly principal payments ranging from $3,300
               per month to $4,700 per month with a balloon
               payment of $957,100  due in November  2002.  The
               note is secured  by a  mortgage  on  the  Company's
               New  York  operating facility.  Interest is variable
               and payable monthly, subject to a swap  agreement,
               which effectively fixes the interest rate at 8.98%.    1,170,200

               Other long-term debt                                      32,028
               -----------------------------------------------------------------
                                                                      1,615,137
               Less current portion                                     250,059
               -----------------------------------------------------------------
                                                                      $1,365,078
               =================================================================


             The Company's long-term debt obligations require compliance with financial and non-financial covenants. As of April 30, 1998, the Company was not in compliance with certain of these requirements, however, covenant violation waivers have been received.

             Aggregate maturities of long-term debt are as follows:

             -------------------------------------------------------
             Year Ending April 30
             -------------------------------------------------------
                          1999                          $   250,059
                          2000                              181,545
                          2001                               99,641
                          2002                              103,292
                          2003                              980,600
             -------------------------------------------------------
                                                         $1,615,137
             =======================================================


NOTE 8.      INCOME TAXES

             The provision for income taxes for the year ended April 30, 1998 consists of deferred taxes attributable to revenue recognition differences of approximately $27,000, and foreign taxes of approximately $62,500. Deferred tax account balances at April 30, 1998 and 1997 were not material.

             The provision for income taxes for the years ended April 30, 1998 and 1997 differs from the amount obtained by applying the U.S. federal income tax to pretax income due to the following:

             -------------------------------------------------------------------
                                                       1998            1997
             -------------------------------------------------------------------
             Federal income tax (benefit) at
              statutory rates                       $(343,000)      $  87,750
             State income tax (benefit), net
              of federal benefits                    (123,000)         11,000
             Change in valuation allowance
              for net operating losses                373,500         (98,750)
             -------------------------------------------------------------------
             Provision for income taxes            $  (92,500)      $     -
             ===================================================================


             At April 30, 1998, the Company has net operating loss carryforwards of approximately $3,200,000, which begin to expire in 2004 to offset future federal taxable income. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

             Because of the uncertainty as to realizability, the deferred tax benefit attributable to net operating loss carryforwards at April 30, 1998 and 1997 of approximately $1,090,000 and $720,000, respectively, has been offset by an equivalent valuation allowance.


NOTE 9.      STOCK OPTION PLANS

             The Company has two stock  option plans (the 1988 Plan and the 1996
             Plan) which provide for the granting of either options intended to qualify as "incentive stock options" under the Internal Revenue Code or "supplemental stock options" not intended to qualify. Under both plans, the Board of Directors determines the exercise and expiration dates of the options which may not be later than 10 years from the date of the grant. The purchase prices of the shares under incentive stock options must be at least equal to the fair market value of the common stock at the date of grant. Options outstanding at April 30, 1998 under the 1988 Plan, may be exercised at prices ranging from $.66 to $4.88 per share. At April 30, 1998, no options were available for future issuance under this Plan. An aggregate of 332,779 shares of common stock were originally reserved in connection with the 1988 Plan.

             The following table summarizes option activity during 1998 and 1997 under the 1988 Stock Option Plan:

             -------------------------------------------------------------------
                                                   Shares Under Option
                                         - - - - - Year Ended April 30 - - - - -
                                                     Weighted          Weighted
                                                      Average           Average
                                                     Exercise          Exercise
                                            1998      Price      1997     Price
             -------------------------------------------------------------------
             Outstanding beginning
               of year                     248,542    $1.37     281,884  $ 0.85
             Granted                        27,445     4.88      39,948    2.82
             Exercised ($.67 to $2.50
               per share)                  (20,908)   (0.66)    (63,004)  (0.77)
             Canceled                      (27,445)   (0.66)    (10,286)  (1.23)
             -------------------------------------------------------------------
             Outstanding end of year       227,634   $ 1.94     248,542  $ 1.37
             ===================================================================
             Exercisable                   218,816   $ 1.86     224,760  $ 1.36
             ===================================================================

             The weighted-average remaining contractual life of outstanding options under the 1988 Plan is 6.39 years.

             The following table summarizes option activity during 1998 and 1997 under the 1996 Stock Option Plan:

             -------------------------------------------------------------------

                                                     Shares Under Option
                                             - - - - Year Ended April 30 - - - -
             -------------------------------------------------------------------
                                               Weighted              Weighted
                                                Average               Average
                                               Exercise              Exercise
                                       1998     Price       1997      Price
             -------------------------------------------------------------------

             Outstanding beginning
              of year                 35,000   $ 6.75        -       $  -
             Granted                 261,750     5.03     35,000       6.75
             Exercised                   -        -          -          -
             Canceled                (10,250)   (5.51)       -          -
             -------------------------------------------------------------------

             Outstanding end
              of year                286,500   $ 6.00     35,000     $ 6.75
             ===================================================================
             Exercisable             112,578   $ 5.77     35,000     $ 6.75
             ===================================================================

             An aggregate of 300,000 shares of common stock have been reserved in connection with the 1996 Plan. The weighted-average remaining contractual life of outstanding options under the 1996 Plan is 8.7 years. Options outstanding under the 1996 Plan may be exercised at prices ranging from $4.25 to $7.31 per share. At April 30, 1998, 13,500 options were available for future issuance.

             In accordance with APB 25, no employee compensation cost has been recognized in accounting for the stock option plans in 1998 or
             1997. Had compensation costs and fair values been determined pursuant to FAS 123, net loss for 1998 would have increased by approximately $723,000 and net income for 1997 would have decreased by approximately $326,000. Basic loss per share would have approximated $1.80 and $.04 in 1998 and 1997, respectively, under FAS 123. The weighted average fair value of options granted during 1998 and 1997, for the purpose of FAS 123, is $5.02 and $4.62 per share, respectively.

             In accordance with FAS 123, the fair value of each option for 1997 was estimated on the grant date using the Black-Scholes Single Option Model, assuming no dividend yield, and with the following weighted-average assumptions, respectively: risk-free interest rate of 6.5%; volatility factors of the expected market price of the Company's common stock of 111.7%.


NOTE 10.     LITIGATION SETTLEMENT EXPENSE

             In 1997,  the  Company  settled an outstanding  litigation   matter
             alleging breach of contract by the Company, by the payment of $100,000 in settlement costs.

NOTE 11.     EMPLOYEE BENEFIT PLANS

             The Company has adopted qualified profit sharing plans with 401(k) deferred compensation provisions. Substantially all employees are eligible to participate in either of the plans. The plans provide for contributions by the Company at the Board of Director's discretion and on a matched basis. Contributions under the plans approximated $19,200 during the year ended April 30, 1998 (none in 1997).


NOTE 12.     COMMITMENTS AND CONTINGENCIES

             The Company leases office space and certain equipment under operating leases. The lease arrangements generally contain renewal options at various terms. Future minimum lease payments under noncancellable operating leases with an initial or remaining term of one year or more are as follows:

             ------------------------------------------------------------

                  Year Ending April 30

                         1999                            $  49,100
                         2000                              167,600
             ------------------------------------------------------------
                                                         $ 216,700
             ============================================================


NOTE 13.     RELATED PARTY TRANSACTIONS

             Certain officers/directors receive commissions based upon a percentage of software license fees generated by their respective sales efforts. Approximately $149,000 and $118,000 were earned under the commission agreements during 1998 and 1997, respectively.

             The Company had a consulting agreement with a director to provide consulting services for an indefinite term. The agreement called for the payment of monthly compensation and monthly travel and housing expenses. Consulting fees under this arrangement, exclusive of expense reimbursements, were approximately $162,000 and $68,000, in 1998 and 1997, respectively. The agreement was canceled effective April 30, 1998.

             Accounts  payable  and  accrued   expenses  include   approximately
             $37,700 and $53,200 as of April 30, 1998 and 1997, respectively, due to these officers/directors.

             The Company is a party to a consulting arrangement with an entity affiliated with an organization in which an officer/director of IFS serves as a director. This arrangement requires that consulting fees of approximately $260,000 be paid ($35,000 were prepaid at April 30,1998) to this entity in connection with "ISO 9000" certification assistance.


NOTE 14.     EXPORT REVENUES, MAJOR CUSTOMERS, CERTAIN CONCENTRATIONS

             One domestic customer accounted for approximately 16% of total revenues for the year ended April 30, 1998. Amounts due from this customer at April 30, 1998 were approximately $91,000. A foreign customer accounted for approximately 19% of total sales and service revenue for the year ended April 30, 1997.

             Total revenues considered export revenues including sales of NCI's foreign subsidiaries approximated $3,793,000 and $2,013,000, or 74% and 54% of total revenues, for the years ended April 30, 1998 and 1997, respectively. Such revenues were derived primarily from customers located in eastern Europe and the Far East.

             Approximately 19% and 21% of the Company's total revenues for the years ended April 30, 1998 and 1997, respectively, were derived pursuant to a relationship with one computer manufacturer.


NOTE 15.     PUBLIC OFFERING

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


NOTE 16.    INTEREST RATE SWAP AGREEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

             The Company is a party to an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate mortgage (Note 7). This agreement effectively changes the interest rate exposure to a fixed 8.98%. The interest rate swap agreement matures at the time the related mortgage matures. The Company is exposed to credit loss in the event of nonperformance by the bank, however, the Company does not anticipate nonperformance. Interest rate swap transactions generally involve exchanges of fixed and floating interest payment obligations without exchanges of underlying principal amounts. Consequently, the Company's exposure to credit loss is significantly less than the mortgage principal amount. The amount that would be payable at April 30, 1998 to terminate the Company's swap agreement, based on a market quotation, was approximately $35,100.

NOTE 16.     INTEREST RATE SWAP AGREEMENT AND FAIR VALUE OF FINANCIAL
              INSTRUMENTS, CONTINUED

             The fair value of the Company's other financial instruments, consisting principally of cash equivalents and long-term debt, has been estimated to approximate their carrying amounts, based on current interest rates.


NOTE 17.     SUBSEQUENT EVENT

             On June 1, 1998, NCI was merged into Holdings and Holdings changed its name to Network Controls International, Inc.


NOTE 18.     FOURTH QUARTER RESULTS (UNAUDITED)

             Operations for the fourth quarter of 1998 include adjustments approximating $900,000 relating to the unanticipated cancellation of certain software installations contracts, adjustments of service revenues previously recognized, and increases in costs to complete software installations contracts.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                     IFS INTERNATIONAL, INC.
                                                                (Registrant)


Date:__August 13, 1998___             By:__\s\ David L. Hodge___________
                                               David L. Hodge, President and
                                               Chief Executive Officer, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:__ August 13, 1998___          By:      \s\ David L. Hodge
                                             David L. Hodge, President and
                                             Chief Executive Officer, Director


Date:__ August 13, 1998___          By:      \s\ Frank A. Pascuito
                                             Frank A. Pascuito
                                             Chairman, Director

Date:_____________________          By:
                                             Charles J. Caserta,
                                             Vice President of Business
                                             Development, Director

Date:__ August 13, 1998___          By:      \s\  Simon Theobald
                                             Simon Theobald
                                             Managing Director of EMEA, Director

Date:__ August 13, 1998___          By:      \s\ Carmen A. Pascuito
                                             Carmen A. Pascuito,
                                             Controller and Secretary

Date:__ August 13, 1998___          By:      \s\ Arnold Wells
                                             Arnold Wells, Director

Date:__ August 13, 1998___          By:      \s\ John P. Singleton
                                             John P. Singleton, Director

Date:__ August 13, 1998___          By:      \s\ DuWayne J. Peterson
                                             DuWayne J. Peterson, Director

Date:__ August 13, 1998___          By:      \s\ Per Olof Ezelius
                                             Per Olof Ezelius, Director