Form 10QSB
period 1998-07-31
IFS INTERNATIONAL INC
filed 1998-09-11
CIK 808310

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

                  For the Quarterly Period ended July 31, 1998

                                       or

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

     Common Stock, $.001 par value, 1,211,724 shares outstanding as of August 24, 1998

     Series A Convertible Preferred Stock, $.001 par value, 1,360,719 shares outstanding as of August 24, 1998

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

Consolidated Balance Sheets
July 31, 1998 (unaudited) and April 30,1998..................................2-3

Consolidated Statements of Operations,
three months ended July 31, 1998 and 1997 (unaudited)..........................4

Consolidated Statements of Cash Flows,
three months ended July 31, 1998 and 1997 (unaudited)..........................5

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

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   July 31,           April 30,
                                                    1998                1998
                                                (unaudited)
                                             ----------------- -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $2,261,249        $2,102,807
   Trade accounts receivable, net                    1,407,256         1,527,865
   Costs and estimated earnings
    in excess of billings
     on uncompleted contracts                          307,753           216,280
   Other current assets                                514,781           566,333
   Inventory                                           110,782            72,299
                                             ----------------- -----------------
      Total current assets                           4,601,821         4,485,584
                                             ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net            2,703,937         2,715,003
                                             ----------------- -----------------
OTHER ASSETS
   Capitalized software costs, net                   1,019,616           989,732
   Excess of cost over fair value of net
    assets of business acquired, net                   308,841           319,541
   Other intangibles                                   107,719           109,803
                                             ----------------- -----------------
      Total other assets                             1,436,176         1,419,076
                                             ================= =================
                                                    $8,741,934        $8,619,663
                                             ================= =================

See notes to consolidated financial statements.

                                     IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                                   July 31,           April 30,
                                                    1998                1998
                                                (unaudited)
                                             ----------------- -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long term debt            $251,929             250,059
   Accounts payable                                 382,026             538,946
   Accrued salary, commissions,
    and other expenses                              949,479           1,077,686
   Billings in excess of costs and estimated
     earnings on uncompleted contracts              153,794             108,288
   Deferred revenue and customer deposits           770,040             866,503
                                             -------------------- -------------
      Total current liabilities                   2,507,268           2,841,482
                                             -------------------- -------------
                                             -------------------- -------------
LONG-TERM DEBT, less current maturities           1,342,964           1,365,078
                                             -------------------- -------------
COMMITMENTS AND CONTINGENCIES
                                             -------------------- -------------
MINORITY INTEREST                                    -                   45,600
                                             -------------------- -------------
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value;
    25,000,000 shares authorized,
     1,367,719 and 1,396,638 shares
      issued and outstanding                          1,306               1,397
   Common Stock $.001 par value;
    50,000,000 shares authorized,
     1,203,728 and  1,137,353 shares
      issued and outstanding                          1,228               1,137
   Additional paid-in capital                     8,252,512           8,241,451
   Accumulated deficit                           (3,365,228)         (3,879,934)
   Foreign currency translation adjustment            1,884               3,452
                                             -------------------- -------------
Total shareholders' equity                        4,891,702           4,367,503
                                             ==================== =============
                                                 $8,741,934          $8,619,663
                                             ==================== =============

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     Three             Three
                                                     Months            Months
                                                     Ended             Ended
                                                   July 31, 1998   July 31, 1997
                                                  ---------------  -------------
Revenues:
   Software license and installation contract fees $1,957,932          $570,746
   Service and maintenance revenue                    931,986           464,641
   Hardware sales                                     191,586              -
                                                  ---------------  -------------
                                                    3,081,504         1,035,387
                                                  ---------------  -------------
Cost of Revenues:
   Software license and installation contract fees    228,459           147,837
   Service and maintenance revenue                    249,665           123,454
   Hardware sales                                      50,852              -
                                                  ---------------  -------------
Gross profit                                        2,552,528           764,096
                                                  ---------------  -------------
Operating expenses:
   Research and development                           383,615           200,128
   Salaries                                           733,074           260,793
   Other                                               88,423            13,262
   Rent                                                87,959            30,233
   Selling, general and administrative                730,358           313,164
                                                  ---------------  -------------
                                                    2,023,429           817,580
                                                  ---------------  -------------
Income (loss) from operations                         529,099           (53,484)

Other income (expense):
   Interest expense                                   (37,460)           (3,940)
   Interest income                                     22,728            66,367
   Other income                                           341            53,536
                                                  ---------------  ------------
Income before income taxes                            514,708            62,479

Provision for income taxes                                  -                -
                                                   =============== =============
Net income                                           $514,708           $62,479
                                                   =============== =============

                                                   --------------- -------------
Basic income per common share                             .45               .06
                                                   --------------- -------------
                                                   --------------- -------------
Weighted average common shares outstanding          1,151,900         1,083,151
                                                   --------------- -------------
                                                   --------------- -------------
Diluted income per common share                           .19               .02
                                                   --------------- -------------
                                                   --------------- -------------
Weighted average common and
 common equivalent shares outstanding               2,675,333         2,834,440
                                                   --------------- -------------

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                               Three Months      Three Months
                                                  Ended             Ended
                                              July 31, 1998      July 31, 1997
                                            ------------------ -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                       $514,708              $62,479
  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                   152,258               60,384
  Changes in assets and liabilities:
   Inventory                                       (38,483)                 -
   Trade accounts receivable, net                  120,609             (182,217)
   Costs, estimated earnings and billings
    on uncompleted contracts                       (45,967)            (175,562)
   Other current assets                             51,552             (103,299)
   Accounts payable                               (156,920)              66,606
   Accrued expenses                               (128,209)             (75,629)
   Deferred revenue and customer deposits          (96,463)             105,387
                                            ------------------  ----------------
     Net cash provided by (used in)
      operating activities                         373,085             (241,851)
                                            ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Facilities acquisition expenditures
   and equipment purchases                         (37,616)            (538,459)
 Acquisition of minority interest                  (34,540)                 -
 Capitalized software costs                       (120,675)             (36,855)
                                            -----------------   ----------------
     Net cash used in investing activities        (192,831)            (575,314)
                                            -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt              (20,244)                 -
 Principal payments on short term debt                 -                 (7,852)
 Proceeds from issuance of stock                       -                 14,142
                                            ------------------  ----------------
     Net cash provided by (used in)
      financing activities                         (20,244)               6,290
                                            ------------------  ----------------
Effect of exchange  rate changes on cash            (1,568)                 -
                                            ------------------  ----------------
Increase (decrease) in cash and
 cash equivalents                                  158,442             (810,875)

Cash and cash equivalents:
 Beginning of year                               2,102,807            5,161,410
                                            ==================  ================
 End of period                                  $2,261,249           $4,350,535
                                            ==================  ================

See notes to consolidated financial statements.

IFS INTERNATIONAL, INC. AND SUBSIDIARIES



Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International, Inc., a Delaware corporation (the "Company"), and its wholly-owned subsidiaries, IFS International, Inc., a New York Corporation ("IFS"), and Network Controls International ("NCI"), a North Carolina Corporation. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of July 31, 1998, the consolidated statements of operations for the three months ended July 31, 1998 and 1997 and the consolidated statements of cash flows for the three months ended July 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at July 31, 1998 and for all periods presented have been made.

Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than net income, the Company's source of comprehensive income is from foreign currency translation adjustments which is disclosed separately in the Shareholders' Equity section of the Consolidated Balance Sheets. Total comprehensive income (the sum of net income and the change in foreign currency translation adjustment amounts) was $513,140 and $62,479 for the three months ended July 31, 1998 and 1997, respectively.

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for periods beginning after fiscal 1998, but it is not required to be reported in the interim financial statements in the first year of application. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on disclosures required in its financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1998. The results of operations for the period ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

Note 2

Acquisition

On January 30, 1998, the merger of a wholly owned subsidiary of IFS with and into NCI Holdings, Inc. ("Holdings") was consummated pursuant to a Plan and Merger Agreement, dated January 30, 1998 (the "Merger Agreement"). Holdings owned approximately 94% of the issued and outstanding shares of capital stock of NCI, which develops and markets software products for bank automation. On June 1, 1998 NCI was merged into Holdings and Holdings subsequently changed its name to Network Controls International, Inc.

The Company acquired all of the outstanding shares of capital stock of Holdings in exchange for $1.11 million, consisting of $840,000 in cash and $176,000 representing the fair value of 24,638 shares of preferred stock. Costs incurred in connection with the acquisition approximated $102,000. In accordance with provisions of the acquisition agreement, the Company recorded the issuance of preferred shares at an amount which considered an allowance for equity deficiencies of NCI. Pursuant to the acquisition agreement, additional preferred shares may be issued if the consolidated pre-tax profits of NCI exceeds certain levels during each of the three years ending April 30, 1999, 2000 and 2001 and during the three year period ending April 30, 2001. These issuances, if any will be treated as additional purchase costs. The acquisition was accounted for as a purchase and the operating results of NCI were included in the consolidated financial statements commencing February 1, 1998.

In July 1998, the Company acquired the remaining outstanding shares of capital stock of NCI for cash and stock valued at approximately $35,000.

In August 1998, the Board of Directors voted in favor of waiving the equity deficiencies clause in the Merger Agreement.

Note 3

Earnings Per Share

Effective April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS. The statement replaced the presentation of Primary EPS with a presentation of Basic EPS, and Fully Diluted EPS with Diluted EPS. Primary EPS for July 31, 1997 has been restated in this Form 10-QSB, using the new calculations for Basic EPS as established in SFAS
128. The calculation of Diluted EPS using SFAS 128 had no effect on the Company's prior presentation of Fully Diluted EPS.

This report on Form 10-QSB contains herewith forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2  -   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Introduction

The Company is engaged in the business of developing, marketing, and supporting software for the electronic commerce market. The Company's revenues have resulted from the licensing of its family of TPII software products and from three months of revenue from NCI. The preparation of functional specifications, customization and installation of TPII software products and the training by IFS of the financial institution's personnel in the use of TPII software products takes an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers pays 30% to 50% of the licensing fees upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product. IFS recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. NCI recognizes software license revenue upon installation and hardware revenues upon shipment. The Company also derives recurrent revenues from furnishing certain maintenance services to its customers for its products. The Company may also receive additional revenues for additional training of customer personnel and consulting services. With respect to revenues for maintenance services, the Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.

Results of Operations

Total revenues of $3,081,504 for the quarter ended July 31, 1998 represent an increase of $2,046,117, or 197.6%, over total revenues of $1,035,387 for the quarter ended July 31,1997. This increase in total revenues resulted primarily from revenues generated by NCI for the three months ended July 31, 1998 of $1,731,952. NCI was acquired in a purchase transaction in January, 1998. Its revenues were only reflected in the Company's operations since that date. Consequently, revenue for the three months ended July 31, 1997, consisted of IFS revenue only. Revenues from IFS for the three months ended July 31, 1998 increased $314,164 or 30.3% from total revenue of $1,035,387 for the three months ended July 31, 1997. The increase in IFS' revenue is principally due to an increase in software license and installation contract fees. Software license and installation contract fees increased by $354,546 or 62.1%, to $925,292 during the three months ended July 31, 1998 as compared to $570,746 for the three months ended July 31, 1997.

Service and maintenance revenues for the three months ended July 31, 1998 increased by $467,345 or 100.6%, over service and maintenance revenues for the three months ended July 31, 1997. Service and maintenance revenue increased primarily as a result of service and maintenance revenue generated by NCI. Service and maintenance revenues of NCI for the three months ended July 31, 1998 were $502,509. Service and maintenance revenues of IFS for the three months ended July 31, 1998 were $429,477 as compared to $464,641 for the three months ended July 31, 1997. The decrease in IFS' service revenue is attributable to a decrease in services provided to smart card customers. There were more smart card systems in progress during the three months ended July 31, 1997 as compared to July 31, 1998, which resulted in more services being provided to customers, such as training, consulting, and project management. However, maintenance revenue for IFS of $154,833 for the three months ended July 31, 1998 represents an increase of $7,118 or 4.8%, as compared to $147,715 for the three months ended July 31, 1997. As of July 31, 1998, the Company had approximately $682,000 of deferred maintenance service revenues. Service and maintenance revenue growth is expected to continue as long as the number of licenses for software products increases and the customers continue to utilize such software products.

Hardware revenues increased for the three months ended July 31, 1998 primarily as a result of revenues generated by NCI.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for57.3% of total revenues for the quarter ended July 31, 1998 as compared to 69.9% for the quarter ended July 31, 1997. The decrease as a percentage of total revenues resulted primarily from an increase in domestic revenue. However, the Company expects total revenues from foreign countries to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, increased to 82.8% for the quarter ended July 31, 1998, as compared to 73.8% for the quarter ended July 31, 1997. Gross profit increased primarily as a result of the increase in software license fees and service and maintenance revenues, both of which typically have a higher gross profit margin.

Operating expenses of $2,023,429 for the quarter ended July 31, 1998 represent an increase of $1,205,849, or 147.5%, from operating expenses of $817,580 for the quarter ended July 31, 1997. The increase in operating expenses resulted primarily from the inclusion of NCI's operations in the Company's consolidated statement of operations for the three months ended July 31, 1998. NCI's operating expenses for the three months ended July 31, 1998 were $794,955. IFS' operating expenses for the three months ended July 31, 1998 increased $400,194 or 49.0% from operating expenses of $817,580 for the three months ended July 31, 1997. The increase in IFS' operating expenses resulted primarily from an increase in personnel necessary to create the development and management infrastructure needed to service anticipated growth in revenue. Additionally, $85,000 was accrued for executive, management, and employee bonuses for the Company during the three months ended July 31, 1998. The Company has implemented several cost reduction measures in July 1998, which may have an impact on operating expenses in future periods.

Software costs capitalized for the quarter ended July 31, 1998 were $120,675, as compared to $36,855 for the quarter ended July 31, 1997. This increase in capitalized software costs resulted primarily from costs incurred with respect to TPII smart card software technology. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net income was $514,708 for the quarter ended July 31, 1998, as compared to net income of $62,479 for the quarter ended July 31, 1997. The increase resulted primarily from the increase in software license fees and service and maintenance revenues.

The Company has net operating loss carryforwards of approximately $3,200,000 as of April 30, 1998. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $1,644,102 at April 30, 1998 to $2,094,553 at July 31, 1998. The Company's cash and cash equivalents also increased by $158,442 for the three months ended July 31, 1998. This increase was primarily a result of cash flows provided by operating activities of $373,085 offset by cash flows used for equipment purchases, capitalized software costs, repayment of long term debt, and the acquisition of the minority interest in NCI.

The Company believes that anticipated cash flow from operations along with the remaining proceeds from the public offering in 1997 will be sufficient to finance the Company's working capital requirements for the foreseeable future. However, since a portion of the license fee for TPII software products is not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company.

The above statements and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the success of the Visa pilot programs, (iv) the development of the capacity to accommodate additional and larger contracts, (v) establishing the ability of TPII software products to process transactions for larger EFT systems, (vi) continued acceptance of the Company's software products by a significant number of new customers, (vii) the Company's continued relationship with computer manufacturers, (viii) acceptance of NCI Business Centre (TM) by a significant number of new customers.

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

INFLATION

The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.

IFS INTERNATIONAL, INC. AND SUBSIDIARY

                          Part II - Other Information

Item 1  -   Legal Proceedings

The Company is not a party to any pending material legal proceedings.

Item 2  -   Changes in Securities

None

Item 3  -   Defaults Under Senior Securities

None

Item 4 -   Submission of Matters to a Vote of Security Holders

None

Item 5  -   Other Information

None

Item 6  -   Exhibits and Reports on Form 8-K

     (a) Exhibits

             Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - None

Signature



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 11, 1998           IFS International, Inc.

By:

\s\ David L. Hodge
-----------------------------
David L. Hodge
President and Chief Executive Officer



\s\ Frank A. Pascuito
-----------------------------
Frank Pascuito
Chairman of the Board