Form 10QSB
period 1998-10-31
IFS INTERNATIONAL INC
filed 1998-12-15
CIK 808310

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

                 For the Quarterly Period ended October 31, 1998

                                       or

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

     Common Stock, $.001 par value, 1,331,424 shares outstanding as of December 14, 1998

     Series A Convertible Preferred Stock, $.001 par value, 1,276,019 shares outstanding as of December 14, 1998

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

Consolidated Balance Sheets
October 31, 1998 (unaudited) and April 30,1998...............................2-3

Consolidated Statements of Operations,
three months and six months ended October 31, 1998 and 1997 (unaudited)........4

Consolidated Statements of Cash Flows,
six months ended October 31, 1998 and 1997 (unaudited).........................5

Notes to Consolidated Financial Statements (unaudited).......................6-7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations...............................8-11


                                            Part II. Other Information


Item 1.  Legal Proceedings....................................................12

Item 2.  Changes in Securities................................................12

Item 3.  Defaults Under Senior Securities ....................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                               October 31,        April 30,
                                                  1998              1998
                                               (unaudited)
                                             ----------------- -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $1,941,645        $2,102,807
   Trade accounts receivable, net               1,495,127         1,527,865
   Costs and estimated earnings in excess
     of billings on uncompleted contracts         175,980           216,280
   Other current assets                           785,764           566,333
   Inventory                                      135,387            72,299
                                             ----------------- -----------------
      Total current assets                      4,533,903         4,485,584
                                             ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net       2,635,575         2,715,003
                                             ----------------- -----------------
OTHER ASSETS
   Capitalized software costs, net              1,138,341           989,732
   Excess of cost over fair value of
     net assets of business acquired, net         358,597           319,541
   Other                                          106,435           109,803
                                             ----------------- -----------------
      Total other assets                        1,603,373         1,419,076
                                             ================= =================
                                               $8,772,851        $8,619,663
                                             ================= =================

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                October 31,         April 30,
                                                    1998              1998
                                                (unaudited)
                                             ----------------- -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long term debt           $256,693           250,059
   Accounts payable                                444,242           538,946
   Accrued salary, commissions,
    and other expenses                             873,674         1,077,686
   Billings in excess of costs and estimated
     earnings on uncompleted contracts              52,448           108,288
   Deferred revenue and customer deposits          724,782           866,503
                                             ----------------- -----------------
      Total current liabilities                  2,351,839         2,841,482
                                             ----------------- -----------------
                                             ----------------- -----------------
LONG-TERM DEBT, less current maturities          1,320,624         1,365,078
                                             ----------------- -----------------
COMMITMENTS AND CONTINGENCIES
                                             ----------------- -----------------
MINORITY INTEREST                                        -            45,600
                                             ----------------- -----------------
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value;
    25,000,000 shares authorized,
    1,280,019 and  1,396,638 shares
    issued and outstanding                           1,280             1,397
   Common Stock $.001 par value;
    50,000,000 shares authorized,
    1,327,424 and  1,137,353 shares
    issued and outstanding                           1,327             1,137
   Additional paid-in capital                    8,322,430         8,241,451
   Accumulated deficit                          (3,230,506)       (3,879,934)
   Foreign currency translation adjustment           5,857             3,452
                                             ----------------- -----------------
Total shareholders' equity                       5,100,388         4,367,503
                                             ================= =================
                                                $8,772,851        $8,619,663
                                             ================= =================

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                         Six              Six            Three            Three
                                                        Months          Months           Months          Months
                                                        Ended            Ended           Ended            Ended
                                                     October 31,      October 31,     October 31,      October 31,
                                                         1998            1997             1998            1997
                                                    --------------- ---------------- --------------- ----------------
Revenues:
   Software license and installation contract fees    $2,948,493      $1,328,623         $990,561        $757,877
   Service and maintenance revenue                     1,793,199       1,059,308          861,213         594,667
   Hardware sales                                        632,255               -          440,669               -
                                                    --------------- ---------------- --------------- ----------------
                                                       5,373,947       2,387,931        2,292,444       1,352,544
                                                    --------------- ---------------- --------------- ----------------
Cost of Revenues:
   Software license and installation contract fees       310,069         230,155           81,610          82,318
   Service and maintenance revenue                       436,467         266,380          186,802         142,926
   Hardware sales                                        113,723               -           62,870               -
                                                    --------------- ---------------- --------------- ----------------
Gross profit                                           4,513,688       1,891,396        1,961,161       1,127,300
                                                    --------------- ---------------- --------------- ----------------
Operating expenses:
   Research and development                              827,068         364,718          443,453         164,590
   Salaries                                            1,368,238         599,451          635,164         338,658
   Rent                                                  176,211          53,279           88,252          23,046
   Selling, general and administrative                 1,281,555         758,889          551,197         445,725
   Other                                                 212,581          34,054          124,159          20,792
                                                    --------------- ---------------- --------------- ----------------
                                                       3,865,653       1,810,391        1,842,224         992,811
                                                    --------------- ---------------- --------------- ----------------
Income from operations                                   648,034          81,005          118,937         134,489

Other income (expense):
   Interest expense                                      (74,237)        (14,688)         (36,777)        (10,748)
   Interest income                                        54,529         119,678           31,801          53,311
   Other income                                           21,103          57,286           20,762           3,750
                                                    --------------- ---------------- --------------- ----------------
Income before income taxes                               649,429         243,281          134,723         180,802

Provision for income taxes                                     -               -                -               -
                                                    =============== ================ =============== ================
Net income                                              $649,429        $243,281         $134,723        $180,802
                                                    =============== ================ =============== ================

                                                    --------------- ---------------- --------------- ----------------
Basic income per common share                                .55             .22              .11             .17
                                                    --------------- ---------------- --------------- ----------------
Weighted average common shares outstanding             1,177,800       1,088,200        1,249,400       1,093,300
                                                    --------------- ---------------- --------------- ----------------
Diluted income per common share                              .25             .08              .05             .06
                                                    --------------- ---------------- --------------- ----------------
Weighted average common and common equivalent
shares outstanding                                     2,646,000       2,899,800        2,655,200       2,906,600
                                                    --------------- ---------------- --------------- ----------------

See notes to consolidated financial statements.


                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Six Months Ended     Six Months Ended
                                                           October 31, 1998     October 31, 1997
                                                          -------------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     649,429             $243,281
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                                381,998              128,834
  Changes in assets and liabilities:
   Inventory                                                    (63,088)                   -
   Trade accounts receivable, net                                32,738             (618,137)
   Costs, estimated earnings and billings
    on uncompleted contracts                                    (15,540)            (377,941)
   Other current assets                                        (219,431)            (152,809)
   Accounts payable                                             (94,704)             (13,138)
   Accrued expenses                                            (204,012)                (501)
   Deferred revenue and customer deposits                      (141,720)              34,257
                                                          -------------------- -------------------
     Net cash provided by (used in) operating activities        325,670             (756,154)
                                                          -------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                                            (89,614)          (1,114,629)
 Acquisition of minority interest                               (36,661)                   -
 Capitalized software and license costs                        (333,987)            (128,453)
                                                          -------------------- -------------------
     Net cash used in investing activities                     (461,074)          (1,243,082)
                                                          -------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt                           (37,820)             (13,169)
 Proceeds from notes payable                                          -              208,375
 Proceeds from issuance of stock                                  9,657               14,142
                                                          -------------------- -------------------
     Net cash provided by (used in) financing activities        (28,163)             209,348
                                                          -------------------- -------------------
Effect of exchange  rate changes on cash                          2,405                    -
                                                          -------------------- -------------------
Decrease in cash and cash equivalents                          (161,162)          (1,789,888)

Cash and cash equivalents:
 Beginning of year                                            2,102,807            5,161,410
                                                          ==================== ===================
 End of period                                               $1,941,645           $3,371,522
                                                          ==================== ===================

See notes to consolidated financial statements.

IFS INTERNATIONAL, INC. AND SUBSIDIARIES



Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International, Inc., a Delaware corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS"), and Network Controls International ("NCI"), a North Carolina Corporation. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of October 31, 1998, the consolidated statements of operations for the three months and the six months ended October 31, 1998 and 1997 and the consolidated statements of cash flows for the six months ended October 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at October 31, 1998 and for all periods presented have been made.

Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than net income, the Company's source of comprehensive income is from foreign currency translation adjustments which is disclosed separately in the Shareholders' Equity section of the Consolidated Balance Sheets. Total comprehensive income (the sum of net income and the change in foreign currency translation adjustment amounts) was $651,834 and $243,281for the six months ended October 31, 1998 and 1997, respectively.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1998. The results of operations for the period ended October 31, 1998 are not necessarily indicative of the operating results for the full year.

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

The Company acquired all of the outstanding shares of capital stock of Holdings in exchange for $1.11 million, consisting of $840,000 in cash and approximately $238,000 representing the fair market value of 87,094 shares of preferred stock. Costs incurred in connection with the acquisition approximated $102,000. In accordance with provisions of the acquisition agreement, the Company initially recorded the issuance of preferred shares at an amount which considered an allowance for equity deficiencies of NCI. Pursuant to the acquisition agreement, additional preferred shares may be issued if the consolidated pre-tax profits of NCI exceeds certain levels during each of the three years ending April 30, 1999, 2000 and 2001 and during the three year period ending April 30, 2001. These issuances, if any will be treated as additional purchase costs. The acquisition was accounted for as a purchase and the operating results of NCI were included in the consolidated financial statements commencing February 1, 1998.

In July 1998, the Company acquired the remaining outstanding shares of capital stock of NCI for cash and stock valued at approximately $35,000.

In August 1998, the Board of Directors voted in favor of waiving the equity deficiencies clause in the Merger Agreement and allowances for preferred shares were reversed.

Note 3

Earnings Per Share

Effective April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS. The statement replaced the presentation of Primary EPS with a presentation of Basic EPS, and Fully Diluted EPS with Diluted EPS. Primary EPS for October 31, 1997 has been restated in this Form 10-QSB, using the new calculations for Basic EPS as established in SFAS
128. The calculation of Diluted EPS using SFAS 128 had no effect on the Company's prior presentation of Fully Diluted EPS.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the success of the Visa pilot programs, (iv) the development of the capacity to accommodate additional and larger contracts, (v) establishing the ability of TPII software products to process transactions for larger EFT systems, (vi) continued acceptance of the Company's software products by a significant number of new customers, (vii) the Company's continued relationship with computer manufacturers, (viii) acceptance of NCI Business Centre (TM) by a significant number of new customers.

Introduction

The Company is engaged in the business of developing, marketing, and supporting software for the electronic commerce market. The Company's revenues have resulted from the licensing of its family of software products. The preparation of functional specifications, customization and installation of software products and the training by the Company of the customer's personnel in the use of software products can take anywhere from two to twelve months, depending upon the timing of installation, final acceptance of the system by the customer, and the type of product which is being sold. Depending on the type of product being installed, the Company receives 30% to 100% of the licensing fees upon execution of the licensing agreement with progress payments prior to acceptance, or customers pay the license fees in full upon installation of the product. The Company recognizes 100% of license revenue when the agreement between the Company and the customer is signed. The service revenue portion of the agreement is recognized either under the percentage of completion method for software installation contracts or on a time and materials basis. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. For projects in which the duration is reasonably short, the Company recognizes software license revenue upon installation. The Company recognizes hardware revenues upon shipment. The Company also derives recurring revenues from furnishing certain maintenance services to its customers for its products. The Company may also receive additional revenues for additional training of customer personnel and consulting services. With respect to revenues for maintenance services, the Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.

Results of Operations

Total revenues of $2,292,444 for the quarter ended October 31, 1998 represent an increase of $939,900 or 69.5%, over total revenues of $1,352,544 for the quarter ended October 31, 1997. Total revenues of $5,373,947 for the six months ended October 31, 1998 represent an increase of $2,986,016 or 125.0%, over total revenues of $2,387,931 for the six months ended October 31, 1997. This increase in total revenues resulted primarily from revenues generated by NCI for the three and six months ended October 31, 1998 of $1,376,234 and $3,108,186 respectively. NCI was acquired in a purchase transaction in January, 1998. Its revenues were only reflected in the Company's operations since that date. Consequently, revenue for the three and six months ended October 31, 1997, consisted of IFS revenue only. Revenues from IFS for the three months ended October 31, 1998 decreased by $436,334 to $916,210 or 32.3% from total revenues of $1,352,544 for the three months ended October 31, 1997. Revenues from IFS for the six months ended October 31, 1998 decreased by $122,170 to $2,265,761 or 5.1% from total revenues of $2,387,931 for the six months ended October 31, 1997. The decrease in IFS' revenue is principally due to a decrease in service revenue.

Service and maintenance revenue decreased by $316,816 to $277,851 or 53.3% during the three months ended October 31, 1998 as compared to $594,667 for the three months ended October 31, 1997. Service and maintenance revenue increased by $733,891 or 69.3% to $1,059,308 during the six months ended October 31, 1998 as compared to $594,667 for the three months ended October 31, 1997. Service and maintenance revenue increased primarily as a result of service and maintenance revenue generated by NCI. Service and maintenance revenues of NCI for the three and six months ended October 31, 1998 were $583,362 and $1,085,871 respectively. Service and maintenance revenues of IFS for the three and six months ended October 31, 1998 were $277,851 and $707,328 respectively as compared to $594,667 and 1,059,308 for the three and six months ended October 31, 1997 respectively. The decrease in IFS' service revenue is attributable to a decrease in services provided to smart card customers. This is a result of the successful completion of two major smart card projects prior to this reporting period. While the Company experienced a decrease in service revenue from smart card services in the current reporting period, it is anticipated that revenues from smart card projects will grow based on the successful completion of this work. The Company currently has two smart card projects in process. There were more smart card systems in progress during the three months ended October 31, 1997 as compared to October 31, 1998, which resulted in more services being provided to customers, such as training, consulting, and project management.

Maintenance revenue for IFS of $190,547 for the three months ended October 31, 1998 represents an increase of $19,790 or 11.6%, as compared to $170,757 for the three months ended October 31, 1997. As of October 31, 1998, the Company had approximately $610,853 of deferred maintenance service revenues. Maintenance revenue growth is expected to continue as long as the number of licenses for software products increases and the customers continue to utilize such software products.

Hardware revenues increased for the three and six months ended October 31, 1998 primarily as a result of revenues generated by NCI.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 80.3% of total revenues for the three months ended October 31, 1998 as compared to 72.9% for the three months ended October 31, 1997. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 67.1% of total revenues for the six months ended October 31, 1998 as compared to 71.8% for the six months ended October 31, 1997. The decrease as a percentage of total revenues resulted primarily from the inclusion of NCI's revenues into the Company's consolidated statements of operations. Revenues from licensing of NCI software products and hardware sales in countries outside the United States accounted for 57.2% of NCI's total revenues for the six months ended October 31, 1998. However, the Company expects total revenues from foreign countries to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, increased to 85.5% for the quarter ended October 31, 1998, as compared to 83.3% for the quarter ended October 31, 1997. Gross profit, as expressed as a percentage of total revenues, increased to 84.0% for the six months ended October 31, 1998, as compared to 79.2% for the six months ended October 31, 1997. Gross profit increased primarily as a result of the increase in software license fees and service and maintenance revenues, both of which typically have a higher gross profit margin.

Operating expenses of $1,842,224 for the quarter ended October 31, 1998 represent an increase of $849,413 or 85.6% from operating expenses of $992,811 for the quarter ended October 31, 1997. Operating expenses of $3,865,653 for the six months ended October 31, 1998 represent an increase of $2,055,262 or 113.5% from operating expenses of $1,810,391 for the quarter ended October 31, 1997. The increase in operating expenses resulted primarily from the inclusion of NCI's operations in the Company's consolidated statement of operations for the three and six months ended October 31, 1998. NCI's operating expenses for the three and six months ended October 31, 1998 were $752,216 and $1,547,171 respectively. IFS' operating expenses for the three months ended October 31, 1998 increased $84,497 or 8.5% from operating expenses of $992,811 for the three months ended October 31, 1997. The slight increase in operating expenses reflects the cost savings measure taken by management during the three months ended October 31, 1998. IFS' operating expenses for the six months ended October 31, 1998 increased $484,691 or 26.8% from operating expenses of $1,810,391 for the six months ended October 31, 1997. The increase in IFS' operating expenses resulted primarily from an increase in personnel necessary to create the development and management infrastructure needed to service anticipated growth in revenue.

Software costs capitalized for the quarter ended October 31, 1998 were $221,521, as compared to $91,599 for the quarter ended October 31, 1997. Software costs capitalized for the six months ended October 31, 1998 were $333,986, as compared to $128,453 for the six months ended October 31, 1997. This increase in capitalized software costs resulted primarily from costs incurred with respect to TPII smart card software technology. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net income was $134,723 for the quarter ended October 31, 1998, as compared to net income of $180,802 for the quarter ended October 31, 1997. Net income was $649,429 for the six months ended October 31, 1998, as compared to net income of $243,281 for the six months ended October 31, 1997. The increase resulted primarily from the increase in software license fees and service and maintenance revenues from NCI.

The Company has net operating loss carryforwards of approximately $3,200,000 as of April 30, 1998. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $1,644,102 at April 30, 1998 to $2,182,064 at October 31, 1998. The Company's cash and cash equivalents decreased by $161,162 for the six months ended October 31, 1998. This decrease was primarily a result of working capital used to fund investing activities of $461,074 for equipment purchases, the acquisition of minority interest in NCI, and capitalized software and license costs.

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

YEAR 2000

State of Readiness

The Company has assigned project teams dedicated to prepare the Company's computer systems, applications, current installed customers and future products for the year 2000. As of October 31, 1998, the Company believes it has successfully completed system modifications to its products to be year 2000 and beyond ("Y2K") ready. The Company has either negotiated or is under negotiations with its installed customer base for a complete system upgrade to be Y2K ready. Those customers who do not contract for a system upgrade will receive Y2K patches for their system. The Company will receive additional consideration for work performed for most system patches. Systems currently in production will be tested for Y2K readiness prior to installation.

During the next several months, the Company's Y2K state of readiness will be evaluated by an independent firm. The Company anticipates that the independent firm will be selected by January 31, 1999. The Company also anticipates that it will enter into an agreement with the firm in February.

Costs

Management expects to incur internal costs to prepare its computer systems, applications and customers for Y2K. These costs are being expensed and are not expected to have a material impact on the future results of operations. As of October 31, 1998 the Company has incurred approximately $47,000 of internal costs, primarily in the form of employee compensation, associated with Y2K readiness.

Risks

There could be a material adverse effect on the results of operations if the system enhancements and modifications for Y2K prove not to be effective. In this event, installed customers would have non-working systems and could possibly seek out other Y2K ready systems. This would eliminate future maintenance revenues from these customers. A system that is not Y2K ready would impact new sales until such time that a Y2K ready system is completed. There are also many external environments that are associated with the Company's systems in which the Company may be unaware of being Y2K ready. The operations of installed systems are dependent upon software and infrastructure provided by third parties, such as networks, host systems, phone lines, hardware and other software. The Company has no responsibility to make the third party software and infrastructure Y2K ready. However, failure by the customer to make sure that these are Y2K ready may effect the operations of the Company's products and the customer. This has been conveyed to the Company's customers.

Contingency Plans

If the system enhancements, modifications or patches for Y2K prove not to be effective, the Company is prepared to correct the situation via dial up communications to the customer location. If this were to occur, the Company currently believes that it would not be significant enough to cause an adverse effect on operations.

IFS INTERNATIONAL, INC. AND SUBSIDIARY

                                            Part II - Other Information

Item 1  -   Legal Proceedings

The Company is not a party to any pending material legal proceedings.

Item 2  -   Changes in Securities

In August, 1998, the Company issued 996 shares of Common Stock to an employee of a subsidiary of the Company pursuant to the 1988 Stock Option Plan.

In September, 1998, the Company issued 25,000 shares of Common Stock to a CEO of a subsidiary and a Director of the Company pursuant to an extension agreement.

In September, 1998, the Company issued 10,000 shares of Common Stock to a former employee of a subsidiary of the Company pursuant to the 1988 Stock Option Plan.


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


     Date: December 15, 1998             IFS International, Inc.

     By:

     \s\ David L. Hodge
     -----------------------------
         David L. Hodge
         President and Chief Executive Officer



     \s\ John Singleton
     -----------------------------
         John Singleton
         Chairman