Form 10QSB
period 1999-01-31
IFS HOLDINGS INC
filed 1999-03-17
CIK 808310

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the Quarterly Period ended January 31, 1999

                                       or

          ( ) Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                         Commission File Number: 1-12687

                               IFS Holdings, Inc.
                       (formerly IFS International, Inc.)
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

     Common Stock, $.001 par value, 1,369,424 shares outstanding as of March 16, 1999

     Series A Convertible Preferred Stock, $.001 par value, 1,270,019 shares outstanding as of March 16, 1999

Transitional Small Business Disclosure Format: Yes___ NO (X)

================================================================================

                        IFS HOLDINGS, Inc. and Subsidiaries


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
January 31, 1999 (unaudited) and April 30,1998...............................2-3

Consolidated Statements of Operations,
three months and nine months ended January 31, 1999 and 1998 (unaudited).......4

Consolidated Statements of Cash Flows,
nine months ended January 31, 1999 and 1998 (unaudited)........................5

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

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                    IFS HOLDINGS, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                 January 31,        April 30,
                                                    1999              1998
                                                 (unaudited)
                                               ----------------- ---------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $1,145,311        $2,102,807
   Trade accounts receivable, net                 1,838,285         1,527,865
   Costs and estimated earnings in
     excess of billings on
     uncompleted contracts                          320,017           216,280
   Other current assets                             897,784           566,333
   Inventory                                         78,895            72,299
                                               ----------------- ---------------
      Total current assets                        4,280,292         4,485,584
                                               ----------------- ---------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net         2,597,740         2,715,003
                                               ----------------- ---------------
OTHER ASSETS
   Capitalized software costs, net                1,301,127           989,732
   Excess of cost over fair value                   345,898           319,541
      of net assets of business acquired, net
   Investments                                      113,204                 -
   Other                                             80,900           109,803
                                               ----------------- ---------------
      Total other assets                          1,841,129         1,419,076
                                               ================= ===============
                                                 $8,719,161        $8,619,663
                                               ================= ===============

See notes to consolidated financial statements.

                    IFS HOLDINGS, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                  January 31,       April 30,
                                                      1999            1998
                                                  (unaudited)
                                               --------------- -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities
   Current maturities of long term debt           $267,333         $250,059
   Accounts payable                                364,346          538,946
   Accrued salary, commissions, and taxes          538,533          574,788
   Accrued expenses                                398,780          502,898
   Billings in excess of costs and estimated
     earnings on uncompleted contracts              56,509          108,288
   Deferred revenue and customer deposits          953,659          866,503
                                               --------------- -----------------
      Total current liabilities                  2,579,160        2,841,482
                                               --------------- -----------------
                                               --------------- -----------------
LONG-TERM DEBT, less current maturities          1,297,150        1,365,078
                                               --------------- -----------------
COMMITMENTS AND CONTINGENCIES
                                               --------------- -----------------
MINORITY INTEREST                                        -           45,600
                                               --------------- -----------------
shareholders' equity
   Preferred stock, $.001 par value;
     25,000,000 shares authorized,
     1,271,019 and  1,396,638
     shares issued and outstanding                   1,271            1,397
   Common Stock $.001 par value;
     50,000,000 shares authorized,
     1,368,424 and  1,137,353
     shares issued and outstanding                   1,368            1,137
   Additional paid-in capital                    8,424,398        8,241,451
   Accumulated deficit                          (3,583,312)      (3,879,934)
   Foreign currency translation adjustment            (874)           3,452
                                               --------------- -----------------
 Total shareholders' equity                      4,842,851        4,367,503
                                               =============== =================
                                                $8,719,161       $8,619,663
                                               =============== =================

See notes to consolidated financial statements.

                    IFS HOLDINGS, INC. and Subsidiaries

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Nine             Nine            Three           Three
                                                           Months           Months          Months           Months
                                                            Ended           Ended            Ended           Ended
                                                         January 31,     January 31,      January 31,     January 31,
                                                            1999             1998            1999             1998
                                                       ---------------- --------------- ---------------- ---------------
Revenues:
   Software license and installation contract fees       $3,971,387       $1,801,560      $1,022,894         $472,937
   Service and maintenance revenue                        2,657,742        1,478,050         864,543          418,742
   Hardware sales                                           935,407                -         303,152                -
                                                       ---------------- --------------- ---------------- ---------------
                                                          7,564,536        3,279,610       2,190,589          891,679
                                                       ---------------- --------------- ---------------- ---------------
Cost of Revenues:
   Software license and installation contract fees          552,249          282,920         242,180           52,765
   Service and maintenance revenue                          721,500          355,087         285,033           88,207
   Hardware sales                                           168,232                -          54,509                -
                                                       ---------------- --------------- ---------------- ---------------
Gross profit                                              6,122,555        2,641,603       1,608,867          750,207
                                                       ---------------- --------------- ---------------- ---------------
Operating expenses:
   Research and development                               1,150,398          508,778         323,330          144,060
   Salaries                                               2,026,635          939,785         658,397          340,334
   Rent                                                     294,005           63,196         117,794            9,917
   Selling, general and administrative                    1,993,110        1,083,032         711,555          324,143
   Other                                                    324,965           84,075         112,383           50,021
                                                       ---------------- --------------- ---------------- ---------------
                                                          5,789,113        2,678,866       1,923,459          868,475
                                                       ---------------- --------------- ---------------- ---------------
Income (loss) from operations                               333,443          (37,263)       (314,592)        (118,268)

Other income (expense):
   Interest expense                                        (109,483)         (46,648)        (35,245)         (31,960)
   Interest income                                           72,737          156,930          18,208           37,252
   Other                                                        (78)          58,477         (21,181)           1,191
                                                       ---------------- --------------- ---------------- ---------------
Income (loss) before income taxes                           296,619          131,496        (352,810)        (111,785)

Provision for income taxes                                        -                -               -                -
                                                       ================ =============== ================ ===============
Net income (loss)                                          $296,619         $131,496       $(352,810)       $(111,785)
                                                       ================ =============== ================ ===============

                                                       ---------------- --------------- ---------------- ---------------
Basic income (loss) per common share                        $   .24          $   .12        $   (.26)        $   (.10)
                                                       ---------------- --------------- ---------------- ---------------
                                                       ---------------- --------------- ---------------- ---------------
Weighted average common shares outstanding                1,247,000        1,090,000       1,339,000         1,093,000
                                                       ---------------- --------------- ---------------- ---------------
                                                       ---------------- --------------- ---------------- ---------------
Diluted income (loss) per common share                      $   .11          $   .05        $   (.13)        $   (.04)
                                                       ---------------- --------------- ---------------- ---------------
                                                       ---------------- --------------- ---------------- ---------------
Weighted average common and common equivalent shares
outstanding                                               2,760,000        2,641,000       2,746,000         2,645,000
                                                       ---------------- --------------- ---------------- ---------------

See notes to consolidated financial statements.

                    IFS HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Nine Months Ended    Nine Months Ended
                                                                                      January 31, 1999     January 31, 1998
                                                                                     -------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                               $296,619             $131,496
  Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                           575,898              239,202
  Changes in assets and liabilities:
   Inventory                                                                                (6,596)                   -
   Trade accounts receivable, net                                                         (310,420)          (1,026,835)
   Costs, estimated earnings and billings on uncompleted contracts                        (155,516)            (320,722)
   Other current assets                                                                   (326,248)            (186,894)
   Accounts payable                                                                       (102,600)            (121,644)
   Accrued expenses                                                                       (140,373)             (28,675)
   Deferred revenue and customer deposits                                                   87,156              236,212
                                                                                     -------------------- --------------------
     Net cash used in operating activities                                                 (82,080)          (1,077,860)
                                                                                     -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                                                                      (137,242)          (1,365,436)
 Investment                                                                               (113,204)
 Purchase of NCI Holdings Inc., net of cash acquired                                             -             (454,728)
 Acquisition of minority interest                                                          (36,661)                   -
 Capitalized software and license costs                                                   (572,986)            (353,435)
                                                                                     -------------------- --------------------
     Net cash used in investing activities                                                (860,093)          (2,173,599)
                                                                                     -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt                                                      (50,654)             (31,170)
 Proceeds from notes payable                                                                     -              208,375
 Proceeds from issuance of stock and common stock warrants                                  39,657               14,142
                                                                                     -------------------- --------------------
     Net cash provided by (used in) financing activities                                   (10,997)             191,347
                                                                                     -------------------- --------------------

Effect of exchange  rate changes on cash                                                    (4,326)                   -
                                                                                     -------------------- --------------------
Decrease in cash and cash equivalents                                                     (957,496)          (3,060,112)

Cash and cash equivalents:
 Beginning of year                                                                       2,102,807            5,161,410
                                                                                     ==================== ====================
 End of period                                                                          $1,145,311           $2,101,298
                                                                                     ==================== ====================

See notes to consolidated financial statements.


Supplemental disclosure of non-cash investing and financing transactions:

Common stock issued in exchange for legal services                                         $72,000           $        -
                                                                                     ==================== ====================
Common stock issued in connection with NCI acquisition                                     $62,456           $        -
                                                                                     ==================== ====================


IFS HOLDINGS, Inc. and subsidiaries



Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS"), and Network Controls International ("NCI"), a North Carolina Corporation. The name of the Company was changed from IFS International, Inc. to IFS Holdings, Inc. on March 16, 1999 to establish a clear distinction between the parent and the New York subsidiary. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of January 31, 1999, the consolidated statements of operations for the three months and the nine months ended January 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended January 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at January 31, 1999 and for all periods presented have been made.

Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than net income, the Company's source of comprehensive income is from foreign currency translation adjustments which are disclosed separately in the Shareholders' Equity section of the Consolidated Balance Sheets. Total comprehensive income (the sum of net income and the change in foreign currency translation adjustment amounts) was $292,293 and $131,496 for the nine months ended January 31, 1999 and 1998, respectively.

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on disclosures required in its financial statements. The Company is required to adopt this standard for periods beginning after fiscal 1998. The reporting standards are not required for interim financial statements in the first year of application.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1998. The results of operations for the period ended January 31, 1999 are not necessarily indicative of the operating results for the full year.

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

Note 3

Earnings Per Share

Effective April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS. The statement replaced the presentation of Primary EPS with a presentation of Basic EPS, and Fully Diluted EPS with Diluted EPS. Primary EPS for January 31, 1998 has been restated in this Form 10-QSB, using the new calculations for Basic EPS as established in SFAS
128. The calculation of Diluted EPS using SFAS 128 had no effect on the Company's prior presentation of Fully Diluted EPS.

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

Introduction

The Company is engaged in the business of developing, marketing, and supporting software for the electronic commerce market. The Company's revenues have resulted from the licensing of its family of software products. The preparation of functional specifications, customization and installation of software products and the training by the Company of the customer's personnel in the use of software products can take anywhere from two to twelve months, depending upon the timing of installation, final acceptance of the system by the customer, and the type of product which is being sold. Depending on the type of product being installed, the Company receives 30% to 100% of the licensing fees upon execution of the licensing agreement with progress payments prior to acceptance, or customers pay the license fees in full upon installation of the product. The Company recognizes up to 100% of license revenue when the agreement between the Company and the customer is signed. The service revenue portion of the agreement is recognized either under the percentage of completion method for software installation contracts or on a time and materials basis. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. For projects in which the duration is reasonably short, the Company recognizes software license revenue upon installation. The Company recognizes hardware revenues upon shipment. The Company also derives recurring revenues from furnishing certain maintenance services to its customers for its products. The Company may also receive additional revenues for additional training of customer personnel and consulting services. With respect to revenues for maintenance services, the Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.

Results of Operations

Total revenues of $2,190,589 for the quarter ended January 31, 1999 represent an increase of $1,298,910 or 145.7%, over total revenues of $891,679 for the quarter ended January 31, 1998. Total revenues of $7,564,536 for the nine months ended January 31, 1999 represent an increase of $4,284,926 or 130.7%, over total revenues of $3,279,610 for the nine months ended January 31, 1998. This increase in total revenues resulted primarily from revenues generated by NCI for the three and nine months ended January 31, 1999 of $1,022,454 and $4,130,640 respectively. NCI was acquired in a purchase transaction in January, 1998. Its revenues were only reflected in the Company's operations since that date. Consequently, revenue for the three and nine months ended January 31, 1998, consisted of IFS revenue only. Revenues from IFS for the three months ended January 31, 1999 increased by $276,456 to $1,168,135 or 31.0% from total revenues of $891,679 for the three months ended January 31, 1998. Revenues from IFS for the nine months ended January 31, 1999 increased by $154,286 to $3,433,896 or 4.7% from total revenues of $3,279,610 for the nine months ended January 31, 1998. The increase in IFS' revenue is principally due to an increase in software license and installation contract fees.

Software license and installation contract fees increased by $549,957 to $1,022,894 or 116.3% during the three months ended January 31, 1999 as compared to $472,937 for the three months ended January 31, 1998. Software license and installation contract fees increased by $2,169,827 or 120.4% to $3,971,387 during the nine months ended January 31, 1999 as compared to $1,801,560 for the nine months ended January 31, 1998. Software license and installation contract fees increased primarily as a result of software license and installation contract fees generated by NCI together with an increase in software license fees generated by IFS. Software license and installation contract fees of NCI for the three and nine months ended January 31, 1999 were $126,908 and $1,511,750 respectively. Software license and installation contract fees of IFS for the three and nine months ended January 31, 1999 were $895,986 and $2,459,637 respectively as compared to $472,937 and $1,801,560 for the three and nine months ended January 31, 1998 respectively. The increase in IFS' software license and installation contract fees is attributable to new contracts being signed during the three months ended January 31, 1999, and the upgrades of existing systems to achieve "Y2K" readiness.

Maintenance revenue for the Company of $402,428 for the three months ended January 31, 1999 represents an increase of $229,013 or 132.1%, as compared to $173,415 for the three months ended January 31, 1998. The increase in maintenance revenue resulted primarily from maintenance revenue generated by NCI. Maintenance revenues of NCI for the three and nine months ended January 31, 1999 were $199,343 and $535,677, respectively. Maintenance revenues of IFS for the three and nine months ended January 31, 1999 were $203,085 and $548,465, respectively, as compared to $173,415 and $491,887 for the three and nine months ended January 31, 1998, respectively. As of January 31, 1999, the Company had approximately $886,000 of deferred maintenance service revenues. Maintenance revenue growth is expected to continue as long as the number of licenses for software products increases and the customers continue to utilize such software products.

Hardware revenues increased for the three and nine months ended January 31, 1999 primarily as a result of revenues generated by NCI.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 86.6% of total revenues for the three months ended January 31, 1999 as compared to 62.1% for the three months ended January 31, 1998. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 72.8% of total revenues for the nine months ended January 31, 1999 as compared to 69.2% for the nine months ended January 31, 1998. The increase as a percentage of total revenues resulted primarily from the increase in revenues outside the United States generated by IFS. Revenues from licensing of IFS software products in countries outside the United States accounted for 80.6% of IFS' total revenues for the nine months ended January 31, 1999 as compared to 69.2% for the nine months ended January 31, 1998. The Company expects total revenues from foreign countries to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, decreased to 73.5% for the quarter ended January 31, 1999, as compared to 84.1% for the quarter ended January 31, 1998. Gross profit decreased primarily as a result of the increase in hardware revenues, which typically have a lower gross profit margin. Gross profit, as expressed as a percentage of total revenues, increased slightly to 80.9% for the nine months ended January 31, 1999, as compared to 80.5% for the nine months ended January 31, 1998. Gross profit increased primarily as a result of the increase in software license fees and service and maintenance revenues, both of which typically have a higher gross profit margin.

Operating  expenses  of  $1,923,459  for the  quarter  ended  January  31,  1999 represent an increase of $1,054,984 or 121.5% from operating expenses of $868,475 for the quarter ended January 31, 1998. Operating expenses of $5,789,113 for the nine months ended January 31, 1999 represent an increase of $3,110,247 or 116.1% from operating expenses of $2,678,866 for the quarter ended January 31, 1998. The increase in operating expenses resulted primarily from the inclusion of NCI's operations in the Company's consolidated statement of operations for the three and nine months ended January 31, 1999. NCI's operating expenses for the three and nine months ended January 31, 1999 were $713,267 and $2,260,439 respectively. IFS' operating expenses for the three months ended January 31, 1999 increased $329,018 or 37.9% from operating expenses of $868,475 for the three months ended January 31, 1998. IFS' operating expenses for the nine months ended January 31, 1999 increased $813,709 or 30.4% from operating expenses of $2,678,866 for the nine months ended January 31, 1998. The increase in IFS' operating expenses resulted primarily from an increase in personnel necessary to create the development and management infrastructure needed to service anticipated growth in revenue.

The excess of cost over fair value of assets acquired in the NCI acquisition in January 1998 approximated $405,000. This amount is being amortized on a straight line basis over eight years. Amortization expense for the three and nine month periods ended January 31, 1999 was $12,699 and $36,099, respectively.

Software costs capitalized for the quarter ended January 31, 1999 were $239,000, as compared to $224,982 for the quarter ended January 31, 1998. Software costs capitalized for the nine months ended January 31, 1999 were $572,986, as compared to $353,435 for the nine months ended January 31, 1998. Capitalized software costs relate to costs incurred with respect to TPII smart card software technology and the NCI Business Centre. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net loss was $352,810 for the quarter ended January 31, 1999, as compared to net loss of $111,785 for the quarter ended January 31, 1998. Net income was $296,619 for the nine months ended January 31, 1999, as compared to net income of $131,496 for the nine months ended January 31, 1998.

The Company has net operating loss carryforwards of approximately $3,200,000 as of April 30, 1998. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $1,644,102 at April 30, 1998 to $1,701,132 at January 31, 1999. The Company's cash and cash equivalents decreased by $957,496 for the nine months ended January 31, 1999. This decrease was primarily a result of working capital used to fund investing activities of $860,093 for equipment purchases, the acquisition of minority interest in NCI, other investments, and capitalized software and license costs.

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

YEAR 2000

State of Readiness

The Company has assigned project teams dedicated to prepare the Company's computer systems, applications, current installed customers and future products for the year 2000. As of January 31, 1999, the Company believes it has successfully completed system modifications to its products to be year 2000 and beyond ("Y2K") ready. The Company has either negotiated or is under negotiations with its installed customer base for a complete system upgrade to be Y2K ready. Those customers who do not contract for a system upgrade will receive Y2K patches for their system. The Company will receive additional consideration for work performed for most system patches. Systems currently in production will be tested for Y2K readiness prior to installation.

During the next several months, the Company's Y2K state of readiness will be evaluated by an independent firm. The Company anticipates that the independent firm will be selected and an agreement will be negotiated during the fourth quarter of fiscal year 1999.

Costs

Management expects to incur internal costs to prepare its computer systems, applications and customers for Y2K. Management also expects to incur external costs associated with the Y2K state of readiness evaluation to be provided by an independent firm. These costs are being expensed and are not expected to have a material impact on the future results of operations. As of January 31, 1999 the Company has incurred approximately $83,000 of internal costs, primarily in the form of employee compensation, associated with Y2K readiness.

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

IFS Holdings, Inc. AND SUBSIDIARIES

                           Part II - Other Information

Item 1  -   Legal Proceedings

The Company is not a party to any pending material legal proceedings.

Item 2  -   Changes in Securities

In February 1999, the Company approved the issuance of 32,000 shares of Common Stock to counsel of the Company in exchange for professional services rendered.

Item 3  -   Defaults Under Senior Securities

None

Item 4 -   Submission of Matters to a Vote of Security Holders

None

Item 5  -   Other Information

On March 16, 1999, the stockholders of the Company approved an amendment to the Certificate of Designation regarding the Company's Series A Convertible Preferred Stock. The amendment provides for the automatic conversion of each share of Preferred Stock to 1.1 shares of Common Stock on April 1, 1999.


Item 6  -   Exhibits and Reports on Form 8-K

     (a) Exhibits

             Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

None

Signature



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Date: March 17, 1999                IFS Holdings, Inc.

                     By:

                     \s\ David L. Hodge
                     -----------------------------
                     David L. Hodge
                     President and Chief Executive Officer



                     \s\ John Singleton
                     -----------------------------
                     John Singleton
                     Chairman