Form 10QSB/A
period 1999-01-31
IFS INTERNATIONAL INC/DE
filed 1999-03-22
CIK 808310

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 --------------

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

EXPLANATORY NOTE: IFS International, Inc. herewith files an amended FORM 10-QSB for the quarter ended January 31, 1999. The amendment is filed solely to reflect the continuation of the registrant's name as IFS International, Inc.

================================================================================

                    IFS International, Inc. and Subsidiaries



                         QUARTERLY REPORT ON FORM 10-QSB/A


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

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements


                    IFS INTERNATIONAL, INC. and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS


                                                   January 31,        April 30,
                                                      1999              1998
                                                   (unaudited)
                                                 ----------------- -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                       $1,145,311        $2,102,807
   Trade accounts receivable, net                   1,838,285         1,527,865
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                320,017           216,280
   Other current assets                               897,784           566,333
   Inventory                                           78,895            72,299
                                                 ----------------- -------------
      Total current assets                          4,280,292         4,485,584
                                                 ----------------- -------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net           2,597,740         2,715,003
                                                 ----------------- -------------
OTHER ASSETS
   Capitalized software costs, net                  1,301,127           989,732
   Excess of cost over fair value of net
     assets of business acquired, net                 345,898           319,541
   Investments                                        113,204                 -
   Other                                               80,900           109,803
                                                 ----------------- -------------
      Total other assets                            1,841,129         1,419,076
                                                 ================= =============
                                                   $8,719,161        $8,619,663
                                                 ================= =============

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS


                                                   January 31,       April 30,
                                                       1999            1998
                                                   (unaudited)
                                                  --------------- --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities
   Current maturities of long term debt                 $267,333        $250,059
   Accounts payable                                      364,346         538,946
   Accrued salary, commissions, and taxes                538,533         574,788
   Accrued expenses                                      398,780         502,898
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                    56,509         108,288
   Deferred revenue and customer deposits                953,659         866,503
                                                  --------------- --------------
      Total current liabilities                        2,579,160       2,841,482
                                                  --------------- --------------
                                                  --------------- --------------
LONG-TERM DEBT, less current maturities                1,297,150       1,365,078
                                                  --------------- --------------
COMMITMENTS AND CONTINGENCIES
                                                  --------------- --------------
MINORITY INTEREST                                              -          45,600
                                                  --------------- --------------
shareholders' equity
   Preferred stock, $.001 par value; 25,000,000
     shares authorized, 1,271,019 and  1,396,638
     shares issued and outstanding                         1,271           1,397
   Common Stock $.001 par value; 50,000,000
     shares authorized, 1,368,424 and  1,137,353
     shares issued and outstanding                         1,368           1,137
   Additional paid-in capital                          8,424,398       8,241,451
   Accumulated deficit                                (3,583,312)     (3,879,934
   Foreign currency translation adjustment                  (874)          3,452
                                                  ---------------- -------------
 Total shareholders' equity                            4,842,851       4,367,503
                                                  ================ =============
                                                      $8,719,161      $8,619,663
                                                  ================ =============

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

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                            Nine Months Ended  Nine Months Ended
                                            January 31, 1999    January 31, 1998
                                            ------------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                     $296,619             $131,496
  Adjustments to reconcile net income to
   net cash used in operating activities:
   Depreciation and amortization                 575,898              239,202
  Changes in assets and liabilities:
   Inventory                                      (6,596)                   -
   Trade accounts receivable, net               (310,420)          (1,026,835)
   Costs, estimated earnings and billings
    on uncompleted contracts                    (155,516)            (320,722)
   Other current assets                         (326,248)            (186,894)
   Accounts payable                             (102,600)            (121,644)
   Accrued expenses                             (140,373)             (28,675)
   Deferred revenue and customer deposits         87,156              236,212
                                            ------------------- ----------------
     Net cash used in operating activities       (82,080)          (1,077,860)
                                            ------------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                            (137,242)          (1,365,436)
 Investment                                     (113,204)
 Purchase of NCI Holdings Inc., net of
   cash acquired                                       -             (454,728)
 Acquisition of minority interest                (36,661)                   -
 Capitalized software and license costs         (572,986)            (353,435)
                                            ------------------- ----------------
     Net cash used in investing activities      (860,093)          (2,173,599)
                                            ------------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt            (50,654)             (31,170)
 Proceeds from notes payable                           -              208,375
 Proceeds from issuance of stock and
   common stock warrants                          39,657               14,142
                                            ------------------- ----------------
     Net cash provided by (used in)
       financing activities                      (10,997)             191,347
                                            ------------------- ----------------

Effect of exchange  rate changes on cash          (4,326)                   -
                                            ------------------- ----------------
Decrease in cash and cash equivalents           (957,496)          (3,060,112)

Cash and cash equivalents:
 Beginning of year                             2,102,807            5,161,410
                                            =================== ================
 End of period                                $1,145,311           $2,101,298
                                            =================== ================

See notes to consolidated financial statements.


Supplemental disclosure of non-cash investing and financing transactions:

Common stock issued in exchange for
  legal services                                $72,000           $        -
                                            ==================== ===============
Common stock issued in connection
  with NCI acquisition                          $62,456           $        -
                                            ==================== ===============

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



           Date: March 17, 1999                IFS International, Inc.


           By:

           \s\ David L. Hodge
           -----------------------------
           David L. Hodge
           President and Chief Executive Officer



           \s\ John Singleton
           -----------------------------
           John Singleton
           Chairman