Form 10KSB
period 1999-04-30
IFS INTERNATIONAL INC/DE
filed 1999-08-12
CIK 808310

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1999

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

             Title of each  class  Name of each  exchange  on  which  registered
         Common  Stock,   par  value  $.001  per  share  Boston  Stock  Exchange
         Redeemable Stock Purchase Warrants Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

             Title of each class Common Stock, par value $.001 per share Redeemable Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $10,164,618

The aggregate market value of the Common Stock held by non-affiliates on July 21, 1999 was approximately $7,369,552.

As of July 21, 1999 there were 2,780,485 shares of IFS International, Inc. Common Stock outstanding.

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

On March 16, 1999, the stockholders of the Company approved an amendment to the terms of the Series A Convertible Preferred Stock (the "Preferred Stock") pursuant to which each share of Preferred Stock was (i) convertible into 1.1 shares of Common Stock ("Adjusted Conversion Number") instead of one share of Common Stock and (ii) automatically converted into such Adjusted Conversion Number of shares of Common Stock on April 1, 1999. Therefore, the then outstanding shares of the Series A Preferred Stock became 1.1 shares of Common Stock and each Redeemable Series A Convertible Preferred Stock Purchase Warrant (the "Warrants") is now exercisable into 1.1 shares of Common Stock at an exercise price of $6.25 (or approximately $5.68 per share) until February 21, 2002.

Private Placement

On July 6, 1999, the Company sold $1,000,000 of convertible promissory notes (the "Notes") to three purchasers. The Notes are due in July 2001 and accrue interest at 10% per year. Interest does not accrue for the first three months and does not accrue for a given month if the value weighted average stock price for the previous month, was at or above $3 per share or 90% of the lowest daily value weighted average stock prices over a specified period from 15 to 30 days prior to conversion. The purchasers received warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock at an exercise price of $3.37 per share subject to dilution. One investor and another company received $75,000 of additional convertible promissory notes and additional warrants to purchase an aggregate of 100,000 shares of the Company's common stock in return for their assistance with the transaction. The proceeds of the note and warrant placement, after placement fees, were $965,000.

Introduction to Business

IFS' family of software products, marketed under the name TPII ("TPII"), serve as a UNIX-based manager for EFT systems. TPII software products are compatible with a significant portion of the industry standard computer platforms, are designed to operate with computers utilizing the UNIX operating system, are written in C and 4GL programming languages and incorporate Oracle relational database technology and object oriented design concepts.

An EFT system ("EFT System") of a bank or other financial institution permits the processing of transactions involving credit cards and debit cards (e.g., ATM cards). An EFT System typically consists of one or more of the following facilities in various configurations: automatic teller machines ("ATMs"), point of sale ("POS") terminals, a host computer of the financial institution and regional, national and international networks ("Networks"), such as
MasterCard/CIRRUS, NYCE, MAC, EUROPAY or Visa/PLUS. TPII software products primarily route and authorize the processing of transactions through an EFT System.

TPII software is offered in separate modules which perform different functions, including (i) interfacing with ATMs, POS terminals, a financial institution's host computer and financial Networks, (ii) updating credit and debit card information, (iii) providing stand-in authorization for transactions when the financial institution's host computer is not operating, (iv) computing fees for processed transactions (v) generating reports, and (vi) processing smart card transactions. The TPII software products are typically installed at the financial institution's main processing facility. TPII software is also capable of managing EFT Systems that involve the "loading" of value on smart cards. A smart card is a plastic card with an electronic chip that acts as a small computer which can enable the holder to "load" a fixed amount of purchasing power or cash equivalent on the card as authorized. This solution has been selected for various pilot sites implementing Visa Cash solutions world wide. Additionally, the TPII system has been designed to be totally extendible with regard to the devices it can support. This has been accomplished by insulating the CORE business logic from the device specific protocol. Examples of this include introduction and support of Home Banking and Personal ATM's.

IFS principally derives its revenues from the licensing of its family of software products. A substantial portion of such revenues are generated by licensing through or to computer manufacturers, which incorporate the TPII software products into a turnkey system installed at a financial institution. The preparation of functional specifications, customization and installation of TPII software products and the training by IFS of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. IFS generally receives payment of a substantial portion of the license fee prior to the final acceptance by the customer. The Company provides its customers with maintenance services for its software products for a separate fee. The Company also offers other support services, such as additional training of customer personnel, project management and consulting, for additional consideration.

NCI provides bank platform automation and networking solutions to large financial institutions and major suppliers of branch automation equipment. NCI is currently developing a new product line, NCI Business Centre (TM), which is scheduled be implemented as a beta in two US banks during August 1999. It is expected that NCI Business Centre (TM) version 1.0, will be officially released and available during the next fiscal year.. NCI Business Centre (TM) is a server-centric and enterprise-wide retail banking solution designed to automate delivery channels, such as teller, platform, Internet banking, call center and kiosks. NCI Business Centre (TM) uses Windows NT, browsers and TCP/IP protocol technologies for delivery of functionality over Intranet and Internet networks.

NCI is headquartered in Charlotte, North Carolina.

NCI GmbH, a wholly owned subsidiary of NCI based in Germany , was established in 1988 and operates primarily as a reseller of NCI products throughout Germany, Switzerland, Italy, and Austria. NCI Ltd., a wholly owned subsidiary of NCI based in London, was established in January 1990. With a business focus on systems integration, money brokering consulting, software product development, and software product integration, NCI Ltd. provides solutions to customers across Europe. NCI also maintains a branch office in Melbourne Australia, and has an inactive subsidiary in Spain.

BUSINESS OF THE COMPANY

Software / Hardware Products

TPII software products are EFT Systems managers, primarily acting to facilitate the processing of debit card or credit card transactions or the "loading" of value to smart cards. TPII products primarily route and authorize the processing of transactions through an EFT System, thereby enabling the system to interface or communicate with other systems and Networks, as well as to provide other functions. Such transactions involve several steps managed by an EFT System. First, the bank customer or a retailer inserts the customer's debit, credit or smart card issued by the bank into an ATM, POS terminal or smart card "load" device thereby requiring authorization of a transaction. The request is routed to a Network or bank computer for authorization after performing several pre-authorization checks typically deferred by the institution; the authorization message is then returned to the terminal at which the transaction was originated and the transaction then is completed. The whole process is generally accomplished within thirty seconds or less. Most EFT Systems operate twenty-four hours a day, seven days a week.

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

NCI entered the application software market in 1989 with the NCI BANC-Mgr(TM) product, a full featured bank teller and platform sales and support automation system. The solution allows a bank to automate their branch in supporting customers at teller lines and in new product sales and service with a powerful PC based application solution. In 1993, NCI introduced NCI ClientServer Mgr(TM) as an integral part of the configuration of current solutions. NCI ClientServer Mgr(TM) is a middleware support solution designed to manage all of the computing resources on a local area network in conjunction with an application solution. The product is marketed and sold separately as an alternative for the IBM LANDP middleware support product. NCI is marketing its new flagship product called NCI Business Centre (TM), a browser-based enterprise retail delivery solution that is designed to automate all delivery channels in an organization; marketing, platform, teller, call center, and virtual banking, under a single technology.

NCI's  Wizard(TM),   XOVER(TM),  and  BANC-Mgr(TM)  solutions  provide  tactical solutions to financial institutions by allowing for a low cost migration strategy from the legacy IBM 4700 environment to a PC based environment.

Both IFS and NCI expect to deliver new product sets, namely TP-CMS, discussed below and NCI Business Centre (TM) during the next fiscal year to compliment the Company's existing products.

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

Oracle Corporation has granted IFS, in exchange for the payment of royalties to Oracle, a nonexclusive license to use, and grant sublicenses with the respect to, the Oracle relational database software which is incorporated into the TPII software products. NCI participates in the Oracle Corporation Business Alliance Program with the NCI Business Centre (TM) product.

There is little customization involved with NCI's legacy software products. Licenses for NCI software products can vary in price significantly dependent upon the type of license purchased. An enterprise license can be for several hundred thousands of dollars versus a significantly lesser amount for a single user license.

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

In 1994, IFS entered into a strategic alliance with Compaq Computer Corporation ("Compaq"), formerly known as Digital Equipment International BV ("DEC"), pursuant to which Compaq agreed to market on a nonexclusive basis TPII software products in connection with Compaq's world-wide sale of its computers for EFT Systems. In connection with Compaq's sale of computers for EFT Systems, Compaq, rather than the financial institutions, is generally the licensee of IFS' TPII software products. For the fiscal years ended April 30, 1999 and 1998, approximately 7% and 19%, respectively, of the Company's total revenues were derived pursuant to this relationship. The Company is, therefore, not currently as dependent upon this relationship as it was in prior years and would not be adversely affected by the loss of such relationship. IFS is currently seeking to enter into alliances with additional computer manufacturers.

In 1998, IFS entered into a re-licensing agreement with Banking Production Center ("BPC"), which is located in the Russian Federation. IFS has agreed to allow BPC to market its TPII products in the Russian Federation, Commonwealth of Independent States ("C.I.S.") and the "Stans" including Kazhakstan. For the fiscal year ended April 30, 1999, approximately 10% of the Company's total revenues were derived pursuant to this relationship. The Company expects revenues, as a result of the relationship to continue to grow in the future and therefore, the loss of this relationship could have an adverse effect on the Company.

IFS  has  also  entered  into  a  number  of  other   distributor  and  alliance
relationships within international and regional organizations. The Company expects revenue to be generated from these sources in the future.

IFS' software product information is disseminated by its partners through in-house newsletters and other promotional tools. Products are also advertised, to a limited extent, in user publications and at various trade shows.

As a result of the smart card pilot programs, Visa accounted for approximately 14% and 16% of the Company's total revenues for the year ended April 30, 1999 and 1998 respectively.

IFS markets its products directly through a sales team directed by Simon J. Theobald, Executive Vice President as well as through a growing number of sales agents and distributors. Presently, the sales and marketing staff comprises 17% of IFS' total staff, as compared to 11% at April 30, 1998. The staffing increase is consistent with IFS' global commitment to expand its sales and marketing efforts. Mr. Theobald is located in IFS' European office based in London.

NCI markets its products primarily through Per Olof Ezelius, its President and CEO together with Ken Russell, NCI's Vice President of North American Operations, Garry Benson, Managing Director of NCI Ltd., Hartmuth Nitze, Managing Director of NCI GmbH and James Ling, NCI's regional sales manager for Asia/Pacific. Mr. Ezelius and Mr. Russell are located at NCI's headquarters in Charlotte, N.C., Mr. Benson is located in London, Mr. Nitze is located in Germany and Mr. Ling is located at NCI's branch office in Australia. Mr. Ling has also begun to market IFS products as well. NCI also markets its products through its two active subsidiaries, as well as several regional re-sellers worldwide.

Backlog and Deferred Maintenance Service Revenues

   Backlog

As of April 30, 1999 and 1998, the Company had backlog of approximately $1,367,000 and $1,297,000 respectively, in software license fees and hardware orders. Backlog was approximately $1,337,000 and $30,000 for IFS and NCI respectively at April 30, 1999. The increase in backlog is a result of TPII contracts signed during the twelve months ended April 30, 1999 with new customers as well as contracts signed with existing customers for system upgrades. The Company includes in its backlog all license and service fees pursuant to executed orders or license agreements not included as revenues under the percentage of completion method to the extent that the Company contemplates recognition of the related revenues within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

   Deferred Maintenance Service Revenues

As of April 30, 1999 and 1998, the Company had deferred maintenance service revenues of approximately $701,000 and $753,000, respectively. Deferred maintenance was approximately $567,000 and $134,000 for IFS and NCI respectively at April 30, 1999 and approximately $438,000 and $315,000 for IFS and NCI respectively at April 30, 1998. Deferred maintenance service revenues for NCI at April 30, 1998 included approximately $111,000 which represented a customer deposit which was recognized as revenue during 1999. Deferred revenue related to maintenance services revenues increased by approximately $59,000 from approximately $642,000 in fiscal year April 30, 1998 to approximately $701,000 in fiscal year April 30, 1999. The increase in deferred revenue related to maintenance services revenue is a result of an increase in the installed base of TPII customers. As more IFS software products are installed and NCI software licenses are sold, maintenance revenues are expected to increase.

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

TPII software products face strong competition from proprietary (legacy) and UNIX-based software. In the international EFT market, well established worldwide competition includes Transaction Systems Architects, Inc., Deluxe Data Systems, Inc., SDM International, Inc., S2 Systems, Inc., a subsidiary of Stratus, SLM Software, Inc., Consolidated Software, Mosaic's Position and Oasis Systems, whose products run on Tandem or Stratus fault-tolerant computers with proprietary operating systems or on IBM host or industry standard computers with UNIX operating systems.

IFS is aware of only a limited number of companies primarily marketing UNIX-based products for EFT Systems. The Company is also aware that S2 Systems, Inc. has developed its own UNIX-based transaction processing package and Transaction Systems Architects, Inc. has begun to market a UNIX-based product, TRANS 24.

There are numerous companies which offer EFT outsourcing services. These third party providers primarily drive ATMs belonging to financial institutions. A significant portion of all of ATM transactions in the USA are processed by these third party providers. The principal companies in this area are: Electric Data Systems (EDS), Deluxe Data Corporation, Affiliated Computer Services, Inc., Fiserv, Inc., Money Access Services (MAC), Information Services and First Data Corporation.

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

NCI has limited direct competition with most of its IBM 4700 migration products as the Company is unaware of any equivalent products that are offered by industry suppliers. There are several competitors for NCI's 3270 Coax solution and IBM's LANDP product is a competitor for NCI's middleware product NCI ClientServer-Mgr. The NCI Business Centre (TM) enterprise retail delivery solution competes with the major branch automation solution providers, such as IBM with it's CT product and ARGO Data, NCR with it's SellStation product and Broadway, and Seymour with it's TouchPoint product. NCI also experiences competition with core banking solutions that include a branch and teller system integrated with their product, like Alltel, OSI, FISERV, Jack Henry and Associates, and Unisys. Most of the Company's competition comes from competitors with substantial financial resources who possess greater abilities to market their products and withstand general economic and sales volatility.

Although all of the competitors of the NCI Business Centre (TM) Product offer similar business functions, NCI does not believe that competitors have enterprise wide, browser-based solution that allows customers to re-use common business objects across multiple delivery channels through the use of the same technology platform.

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

TP-CMS is IFS' newest addition to the Company's product portfolio. TP-CMS is currently in closed release and is due for global release during the second half of 1999.The product is an open architecture payment card management solution for credit, debit, electronic purse and biometric cards. Incorporating the latest technologies available for information management, TP-CMS enables IFS to provide a complete migration of a banks payment card systems to state-of-the-art solutions. Presently, two financial institutions have already contracted to have TP-CMS implemented in conjunction with TPII.

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

IFS believes that its TPII software products can be adapted for Internet/home banking. IFS is currently testing a home banking system utilizing the NCI Business Centre (TM) product and TPII software.

IFS will also attempt to market additional services to the EFT industry. New products may be developed internally or obtained through acquisitions.

Research and development expenses for the fiscal year ended April 30, 1999 was approximately $1,945,000 as compared to approximately $1,054,000 for the fiscal year ended April 30, 1998. The increase is a result of incorporating twelve months of operations from NCI whereas in April 30, 1998 research and development expenses only reflected three months of operations of NCI. Research and development expenses for the fiscal year ended April 30, 1999 were approximately $779,000 and $1,166,000 for IFS and NCI respectively.

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

Employees

As of April 30, 1999, the Company had ninety-six employees, eighty-seven of whom were full time. Nine employees comprise the direct sales force; sixty-six employees are involved in product development, technical support and services and twenty one employees are involved in office administration. The Company intends to hire additional sales staff in the next fiscal year. Additionally, the Company engages various consultants from time to time to assist with product development and enhancements to existing products.

The Company believes it can continue to attract skilled personnel for all areas and has been able to keep turnover to a minimum. However, the competition to employ skillful professionals is intense. None of the employees are covered by a collective bargaining agreement and there have been no work stoppages. Management believes that relations with its employees are good.

ITEM 2. Properties

In March 1997, IFS purchased a ground lease expiring in May 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. The Ground lease is subject to a mortgage in the original amount of $2,081,442.

The Town of North Greenbush Industrial Development Agency ("IDA") passed a resolution on March 25, 1997 authorizing the IDA to provide certain financial assistance ("Financial Assistance") to IFS upon the completion of certain events, including financing of the property located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York and its renovation. Such Financial Assistance was in the form of (i) a New York State sales tax abatement, (ii) a mortgage recording tax exemption and (iii) graduated payments by the Company in lieu of real property taxes with respect to such property.

The  Company's  European  office is leased  and is located  at  Salamander  Quay
(West), Park Lane, Harefield, Uxbridge, Middlesex, UB9 6NZ, England. This office consists of approximately 890 square feet. The term of this lease expires in June 2005. The annual base rental amount is approximately $28,000.

NCI's headquarters, which consist of approximately 13,500 square feet of leased office space, is located at Nine Woodlawn Green, Suite 120, Charlotte, N.C. 28217. The term of this lease expires on February 28, 2004. The Company has the option to renew the lease at a mutually agreeable rental. The current annual base rental amount is approximately $175,000. NCI subsidiaries also lease space on a short term basis.

ITEM 3. Legal Proceedings

The Company is not a party to any pending material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's shareholders voted on three separate matters at the Annual Shareholder's Meeting held on March 16, 1999. These include the approval of (i) the 1998 Stock Plan, (ii) the mandatory conversion of the Company's outstanding Series A Convertible Preferred Stock into Common Stock at a ratio of 1:1.1, and
(iii) the name change of the Company from IFS International, Inc. to IFS Holdings, Inc. Due to a conflict, the Company has not proceeded with the name change.

All three matters were approved by the shareholders on March 16, 1999.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Prior to April 1, 1999, the Company's Common Stock had been quoted on the Nasdaq SmallCap Market under the symbol "MNYC". Commencing on April 1, 1999, the Common Stock has been quoted on The Nasdaq SmallCap Market under the symbol "IFSH." The Company also changed the symbol for the Redeemable Stock Purchase Warrants (the "IPO Warrants") from "MNYCW" to "IFSHW" at the same time. Prior to April 1, 1999, the Company's Series A Convertible Preferred Stock (the "Preferred Stock") had been quoted on the Nasdaq SmallCap Market under the symbol "MNYCP". On March 16, 1999, the shareholders of the Company approved an amendment to the terms of the Preferred Stock pursuant to which each share of Preferred Stock was (i) convertible into 1.1 shares of Common Stock ("Adjusted Conversion Number") instead of one share of Common Stock and (ii) automatically converted into such Adjusted Conversion Number of shares of Common Stock on April 1, 1999. Therefore, the then outstanding shares of Preferred Stock became 1.1 shares of Common Stock and each IPO Warrant is now exercisable into 1.1 shares of Common Stock at an exercise price of $6.25 per 1.1 shares (or approximately $5.68 per share) until February 21, 2002. The following table sets forth the range of the high and low sales prices of the Common Stock on The Nasdaq SmallCap Market for the periods indicated. The following table also sets forth the range of the high and low bid quotations of the Series A Preferred Stock "MNYCP" (which was delisted from The Nasdaq SmallCap Market on the close of business March 31, 1999 pursuant to the mandatory conversion) and the Warrants "IFSHW" on The Nasdaq Small Cap Market commencing on February 21, 1997.



                                                                SERIES A
                       COMMON STOCK      PREFERRED STOCK        WARRANTS

Quarter Ended         High*    Low*       High*   Low*         High*    Low*
----------------     ------- -------     ------- -------      -------  -------
April 30, 1999        $4.25    $2.00      $3.38   $2.25        $1.50    $.63
January 31, 1999      $3.50    $2.00      $3.38   $2.13        $1.50    $.63
October 31, 1998      $3.25    $1.25      $3.00   $1.13        $1.50    $.25
July 31, 1998         $3.00    $1.38      $2.50   $1.06        $1.06    $.19
April 30, 1998        $5.63    $2.75      $10.25  $1.88        $3.75    $.56
January 31, 1998      $6.88    $4.50      $9.88   $6.50        $4.00    $2.13
October 31, 1997      $7.75    $5.50      $12.00  $9.00        $4.00    $2.63
July 31, 1997         $9.00    $4.25      $11.50  $6.00        $6.25    $2.75

* The sources of such quotations are Nasdaq and IDC.

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

As of April 30, 1999 there were approximately 230 recordholders and 1,247 beneficial owners of Common Stock.

As of April 30, 1999 there were approximately 26 recordholders and 454 beneficial owners of the Warrants.

The Company has not paid a dividend on its outstanding securities. The Company plans to retain any future earnings for use in its business and, accordingly, the Company does not anticipate paying dividends on its Common Stock The payment of any dividends on the Common Stock will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

Issuance of Stock

The Company issued the following securities during the fiscal year ended April 30, 1999 exclusive of securities pursuant to the Company's employee benefits plan:

(a) a total of 500,000 warrants to purchase 500,000 shares issued to two persons providing investment banking services and in one case, financial public relations. The Company believes the issuance of these shares is exempt from registration provisions of the Securities Act of 1933 Section (4)2 thereof.

(b) 1,590,136 shares of common stock issued to former holders of the Company's Series A Preferred Stock, including shares pursuant to Mandatory Conversion. The Company believes the issuance of these shares is exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 3(a)9 thereof.

ITEM 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

The Company is engaged in the business of developing, marketing, automating and supporting software for the EFT market. The Company's revenues have resulted from the licensing of its family of TPII software products and from revenue from NCI. The preparation of functional specifications, customization and installation of TPII software products and the training by IFS of the financial institution's personnel in the use of the TPII software products takes an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pays 30% to 50% of the project costs including licensing fees upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product. IFS recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. NCI recognizes software license revenue upon installation and hardware revenues upon shipment. The Company also derives recurrent revenues from furnishing certain maintenance services to its customers for its products. The Company may also receive additional revenues for additional training of customer personnel and consulting services (collectively "service revenues"). With respect to revenues for maintenance services, the Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.


Results Of Operations

Fiscal Year Ended April 30, 1999 Compared With Fiscal Year Ended April 30, 1998

Results of operations for the fiscal year ended April 30, 1999 incorporate twelve months of business activity of NCI, as compared to three months of business activity for the fiscal year ended April 30, 1998. Accordingly, fiscal year Results of Operations for fiscal year 1999 will generally be significantly greater than fiscal year 1998.

Total revenues of $10,164,618, for the fiscal year ended April 30, 1999 represent an increase of $4,956,284, or 95.2%, over total revenues of $5,208,334 for the fiscal year ended April 30, 1998. The increase primarily resulted from the inclusion of revenues from NCI for twelve months. IFS' revenues also increased for the fiscal year ended April 30, 1999 primarily due to increases in software license and installation contract fees and in maintenance revenue.

Service and maintenance revenues for the fiscal year ended April 30, 1999 increased by $1,002,979 or 39.0%, over service and maintenance revenues for the fiscal year ended April 30, 1998. The increase in service and maintenance revenues is primarily a result of service and maintenance revenues generated by NCI for the full year. Service and maintenance revenues of IFS for the fiscal year ended April 30, 1999 were $945,914 as compared to $1,912,617 for the fiscal year ended April 30, 1998. The decrease in IFS' service and maintenance revenues is due to the successful completion of several smart card pilots in fiscal year 1998. This decrease was partially offset by an increase in maintenance revenue. The Company believes that the successful completion of the smart card pilots will generate future revenues for the Company. Service and maintenance revenues of NCI for the twelve months ended April 30, 1999 were $2,300,014. As of April 30, 1999, the Company had approximately $701,000 of deferred maintenance service revenues. Service and maintenance revenue growth is expected to continue as long as the number of licenses for software products increases and the customers continue to utilize such software products.

Hardware revenues increased in the fiscal year ended April 30, 1999 as a result of revenues generated by NCI. NCI's hardware revenues for the twelve months ended April 30, 1999 approximated $1,830,000.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 82.4% of total revenues for the fiscal year ended April 30, 1999 as compared to 73.6% for the fiscal year ended April 30, 1998. The increase as a percentage of total revenues resulted primarily from an increase in foreign sales and a decrease in domestic sales. The Company expects total revenues from foreign countries to continue to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, increased to 76.7% for the fiscal year ended April 30, 1999, as compared to 73.6% for the fiscal year ended April 30, 1998. This increase is associated with the increase in service and maintenance revenues. Service and maintenance revenues typically have a higher gross margin than the Company's other sources of revenues. Service and maintenance revenues were $3,575,783 for the fiscal year ended April 30, 1999 as compared to $2,572,804 for the fiscal year ended April 30, 1998.

Operating expenses of $8,391,227 for the fiscal year ended April 30, 1999 represent an increase of $3,237,851, or 62.8%, from operating expenses of $5,153,376 for the fiscal year ended April 30, 1998. This increase in operating expenses resulted primarily from the incorporation of NCI operating expenses for twelve months, as previously stated. IFS' operating expenses for the fiscal year ended April 30, 1999 were $5,176,695 as compared to $4,113,244 for the fiscal year ended April 30, 1998. This increase in IFS' operating expenses resulted primarily from substantial non recurring expenses incurred during the fiscal year ended April 30, 1999.

Capitalized software costs for the fiscal year ended April 30, 1999 were $686,118, as compared to $531,639 for the fiscal year ended April 30, 1998. This increase in capitalized software costs resulted primarily from costs incurred with respect to NCI Business Centre (TM) software technology. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net loss was $703,907 for the fiscal year ended April 30, 1999, as compared to a net loss of $1,261,473 for the fiscal year ended April 30, 1998.

The Company has net operating loss carryforwards of approximately $3,800,000 as of April 30, 1999. The use of such net operating loss carryforwards as an offset against future taxable income in any particular year may be limited.

Liquidity And Capital Resources

The Company's primary source of funds has historically been its operating revenue. The Company's working capital increased from $1,644,102 at April 30, 1998 to $1,666,451, at April 30, 1999 primarily as a result of an increase in accounts receivable and an increase in cost and estimated earnings in excess of billings on uncompleted contracts offset by a decrease in cash and accrued expenses.

The Company believes that anticipated cash flow from operations, proceeds from the recent private placement financing and the availability of a $600,000 line of credit will be sufficient to finance the Company's working capital requirements for the foreseeable future. However, since a portion of TPII software contracts are not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The above statements and certain other statements contained in this annual report on Form 10-KSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) establishing the ability of TPII software products to process transactions for larger EFT systems, and/or (v) acceptance of TPII software products by a significant number of new customers and the Company's continued relationship with computer manufacturers.

In April 1999 IFS obtained $1,081,442 and $1,000,000 from Hudson River Bank & Trust and New York Business Development Corporation, respectively, in a refinancing transaction. The loan of $1,100,000 with KeyBank National Association was satisfied as a result of the refinance transaction.

The financing from Hudson River Bank & Trust is the form of two mortgage notes payable, bearing interest at 6% and 8%, with the entire unpaid principal and accrued interest due April 2009. The notes are secured by a mortgage on the Company's New York operating facility. Interest on the first note is fixed for two years at which time the note will be increased to 8%. Interest on both notes will be adjusted after five years to the weekly average yield to an investor on United States Treasury Securities, adjusted to a constant maturity of five years, plus 3%.

The financing from New York Business Development Corporation is in the form of a mortgage note payable, bearing interest of 8.11%, with the entire unpaid principal and accrued interest due April 2009. The note is secured by a mortgage on the Company's New York operating facility.


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

YEAR 2000

State of Readiness

In March 1998 the Company assigned project teams to insure that its base code for TPII would be year 2000 and beyond ("Y2K") ready. The project teams were also dedicated to prepare the Company's computer systems, applications, current installed customers and future products for the year 2000. In October 1998 IFS completed Y2K testing of its base code. By February 1999 IFS successfully completed certification of one of its Visa Cash installations. All of the Company's customers have either received Y2K ready systems, currently have a Y2K ready system being developed, or have conducted enterprise wide re-certifications to conform to the standards set by the regulatory bodies of the banking industry such as the FFIEC (Federal Financial Institutions Examination Council) and the OCC (Office of the Comptroller of the Currency).

The Company's Y2K state of readiness is currently being evaluated by an independent firm. Results of the evaluation are expected to be received during the second quarter of fiscal year 2000.

Costs

Management expects to incur internal costs to prepare its computer systems, applications and customers for Y2K. Management also expects to incur external costs associated with the Y2K state of readiness evaluation to be provided by an independent firm. These costs are being expensed and are not expected to have a material impact on the future results of operations. As of April 30, 1999 the Company has incurred approximately $83,000 of internal costs, primarily in the form of employee compensation, associated with Y2K readiness.

Risks

There could be a material adverse effect on the results of operations if the system enhancements and modifications for Y2K prove not to be effective. In this event, installed customers would have non-working systems and could possibly seek out other Y2K ready systems. This would eliminate future maintenance revenues from these customers. A system that is not Y2K ready would impact new sales until such time that a Y2K ready system is completed. There are also many external environments that are associated with the operation of the Company's systems. The operations of installed systems are dependent upon software and infrastructure provided by third parties, such as networks, host systems, phone lines, hardware and other software. The Company has no responsibility to insure that the third party software and infrastructure Y2K ready. However, failure by the customer to make sure that these are Y2K ready may effect the operations of the Company's products and the customer. Contingency Plans

If the system enhancements, modifications or patches for Y2K prove not to be effective, the Company is prepared to correct the situation via dial up communications to the customer location. If this were to occur, the Company currently believes that it would not be significant enough to cause an adverse effect on operations.

INFLATION

The Company has not experienced any meaningful impact on its sales or costs as the result of inflation.


ITEM 7. Financial Statements

The consolidated financial statements required to be filed herein are set forth at the pages indicated at item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant

The directors and executive officers of the Company are as follows:

      Name                 Age                   Position
-------------------       -----     ---------------------------------------

John P. Singleton..........62       Chairman of the Board and Director
David L. Hodge.............60       President, CEO and Director
Frank A. Pascuito..........43       Executive Vice President and Director
Simon J. Theobald .........35       Executive Vice President and Director
Carmen A. Pascuito.........39       Controller, Secretary and CFO
Arnold Wells  .............79       Director
DuWayne J. Peterson........67       Director
Per Olof Ezelius...........49       Director
C. Rex Welton..............59       Director

John P. Singleton is currently Chairman of the Board and has been a director of the Company since April 1997. In July 1997 he was appointed Chairman of its Executive Committee. From 1992-1996, Mr. Singleton had been General Manager, Business Development of IBM/Integrated Systems Solution Corporation. Between 1982-1992, he held several positions with Security Pacific Corporation ranging from Senior Vice President Central Information Group to Vice Chairman and Chief Operating Officer and member of the Office of the Chairman. Mr. Singleton is a graduate of Arizona State University with a B.S. degree in Business Management.

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

Frank A. Pascuito is currently an Executive Vice President of the Company and a member of the Board. Mr. Pascuito was the Chief Executive Officer and Chairman of the Board of the Company from 1989 to 1998. Mr. Pascuito co-founded the Company's predecessor company, Avant-Garde Computer Systems, Inc., a New York corporation engaged in the development and marketing of software (the "Predecessor"), in 1981 and served as its President until November 1987 and as its Vice President of Product Planning until 1989. Prior to 1981, he was employed by NCR Corporation's ATM software development team. As a consultant to NCR in 1979, he assisted in the development and performed the installation of the first on-line/off-line ATM system for NCR in the United States. Mr. Pascuito has over ten years of operating and marketing experience in EFT system design, sales and service. Mr. Pascuito is a graduate of the State University of New York at Potsdam with a B.S. degree in Computer Science. He is active in several area professional organizations dealing with technology, software, and world trade.

Simon J. Theobald is currently an Executive Vice President of the Company and a member of the Board. Mr. Theobald has been a director of the Company since December 1994 and was the Director of Sales and Marketing of the European Division based in London between 1992 and July. From 1986 to April 1992, he was employed by Applied Communications Inc., a subsidiary of Transaction Systems Architects, Inc. Mr. Theobald has more than fifteen years experience in the electronic funds transfer industry. Mr. Theobald is a graduate of De-Havilland College with qualifications in computer studies and technology.

Carmen A. Pascuito has been CFO of the Company since May 1999, Secretary of the Company since December 1996 and its Controller since 1989. Mr. Pascuito joined the Predecessor in 1985 as a staff accountant and became its controller in 1988. Mr. Pascuito is a graduate of Siena College with a B.A. degree in Accounting.

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

DuWayne J. Peterson has been a director of the Company since July 1997. Mr. Peterson is also the Chairman of the Company's Compensation Committee. Mr. Peterson is President of DuWayne Peterson Associates, a consulting firm specializing in the effective management of information technology. Prior to forming his firm in 1991, he held the position of Executive Vice President, Operations, Systems and Telecommunications at Merrill Lynch. Mr. Peterson holds a B.S. degree from M.I.T. and an MBA from UCLA.

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

C. Rex Welton has been a director of the Company since October 1998. Mr. Welton is also a principal of Carolina Income Management Group, LLC. Prior to this endeavor, Mr. Welton served as president of Parnell-Martin Companies, LLC for 26 years. Mr. Welton is a graduate of the University of North Carolina at Chapel Hill with a B.S. degree in Business Administration.

Frank A. Pascuito and Carmen A. Pascuito are brothers.

The Company has appointed an Audit Committee consisting of Directors Arnold Wells, John P. Singleton, and DuWayne J. Peterson. All members are independent directors.

The Company has also appointed an Executive Committee, a Compensation Committee, an Acquisition Committee, a Strategic Planning Committee and a Sales and Marketing Committee. The members of the Executive Committee are Arnold Wells, Frank A. Pascuito, David L. Hodge, DuWayne J. Peterson, and John P. Singleton. The members of the Compensation Committee are David L. Hodge, DuWayne J. Peterson, and John P. Singleton. The members of the Acquisition Committee are Frank A. Pascuito, John P. Singleton, Simon J. Theobald, and Per Olof Ezelius. The members of the Strategic Planning committee are Simon J. Theobald, John P. Singleton, Per Olof Ezelius, and Frank A. Pascuito. The members of the Sales and Marketing Committee are Simon J. Theobald, Per Olof Ezelius and C. Rex Welton.

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

ITEM 10. Executive Compensation

The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiary for services rendered during the fiscal years ended April 30, 1999, 1998 and 1997 by its Chief Executive Officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year end April 30, 1999.




                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation     Long-Term Compensation
                                                             Other
                                                            Annual    Securities
Name and                   Fiscal                           Compen-   Underlying
Principal Position          Year     Salary       Bonus     sation     Option(s)
-----------------------   -------- ------------  --------  --------- -----------
David Hodge..............  1999    200,769              -    27,500(1)   310,000
  President and CEO        1998     41,538              -    10,500(2)    60,000

Frank Pascuito...........  1999    130,038              -         -      221,750
 Executive Vice President  1998    114,810         50,000         -       18,722
                           1997     94,061(3)      50,305         -       87,485

Simon Theobald...........  1999    265,029              -         -      175,000
 Executive Vice President  1998    206,408              -         -       15,000
                           1997    183,790              -         -       25,000

Per Olof Ezelius.........  1999    151,500              -    27,960(4)    40,000
 President and CEO/NCI     1998     55,767        100,000    50,000(5)    18,000
                           1997          -              -         -            -

--------
(1) Represents 10,000 shares of the Company's Common Stock at market value of $2.75 at May 26, 1999.

(2) Amount in Other Annual Compensation represents amounts paid for board member fees prior to appointment of President and CEO.

(3) Does not include accrued interest of $2,367 for the fiscal year ended April 30, 1997 for salaries earned but deferred. The interest rate on such deferred salaries was 12% per annum.

(4) Real estate fees paid to Mr. Per Olof Ezelius in connection with the sale of property.

(5) 25,000 shares issued to Mr. Per Olof Ezelius pursuant to Extension Agreement. Market Value $2.00 per share.

Set forth below with respect to the executive officers named in the Summary Compensation Table (the "Named Officers") is further information concerning options to purchase Common Stock under the Company's stock option plans, and employment agreements.




                Option Grants in Fiscal Year Ended April 30, 1999
                       Number of
                       Shares            % of Total
                       of Common Stock   Options
                       Underlying        Granted to
                       Options           Employees in  Per Share     Expiration
Name                   Granted           Fiscal Year  Exercise Price    Date
-------              -----------------   ------------ -------------- -----------

Frank A. Pascuito.........10,000          0.8  %         $2.63         02/15/09
Frank A. Pascuito........150,000         12.7  %         $2.63         02/15/09
Frank A. Pascuito.........59,536          5.0  %         $1.50         09/01/08
Frank A. Pascuito............214          0.0  %         $2.81         11/07/07
Frank A. Pascuito..........2,000          0.2  %         $3.50         04/14/09
David L. Hodge............20,000          1.7  %         $2.63         02/15/09
David L. Hodge...........270,000         22.8  %         $2.63         02/15/09
Simon J. Theobald.........10,000          0.8  %         $2.63         02/15/09
Simon J. Theobald........150,000         12.7  %         $2.63         02/15/09
Per Olof Ezelius..........15,000          1.3  %         $2.63         02/15/09



                                                      Fiscal Year - End Option Values

                                                                 Number of Securities        Value of Unexercised
                           Number of Shares                     Underlying Unexercised            In-the-Money
                           of Common Stock                   Options as of April 30, 1999   Options as of April 30, 1999(1)
                            Acquired on                       -----------------------------------------------------------
      Name                   Exercise          Value Realized   Exercisable  Unexercisable    Exercisable  Unexercisable
 ---------------------   ----------------     ----------------  -----------  -------------    -----------  -------------

David L. Hodge
 President and CEO..............0                    $0               43,756      306,244             $0        $0

Frank Pascuito,
 Executive Vice President.......0                    $0              205,386      150,921       $215,967        $0

Simon Theobald,
 Executive Vice President.......0                    $0               74,959      160,041        $54,750        $0

Per Olof Ezelius,
 President and CEO/NCI..........0                    $0               16,509       41,491         $1,126    $2,374

--------
(1)      Based on a market price of $2.45 per share at April 30, 1999.


EMPLOYMENT AGREEMENTS

In January, 1999, the Company entered into amended employment agreements (the "Employment Agreements") with each of Messrs. David Hodge, Frank Pascuito and Simon Theobald (each an "Executive").

The initial term of Mr. Hodge's Employment Agreement extends from February 15, 1998 to February 14, 2003, and is automatically renewed annually thereafter. Under Mr. Hodge's Employment Agreement, Mr. Hodge will receive (i) an annual base salary of $200,000, subject to an increase commencing on June 1, 1998 based on the increase in the consumer price index and periodic review after May 31, 1999; (ii) an annual bonus (which shall not exceed 80% of the annual base salary) based on the achievement of performance goals agreed to by the Executive and the Board; (iii) stock options granted immediately under the 1998 Stock Plan for the purchase of 270,000 shares of the Company's common stock vesting over a period of five years, 54,000 shares on February 15, 1998 and 54,000 shares thereafter on each February 15 through 2002; (iv) life insurance or death benefits in the amount of $500,000; (v) an annuity of $40,000 per year for the joint lives of the Executive and his spouse.

The initial term of Mr. Pascuito's Employment agreement extends from January 1, 1997 to December 31, 2001, and is automatically renewed annually thereafter. Mr. Pascuito will receive (i) an annual base salary of $130,000; (ii) a commission;
(iii) an annual performance bonus; (iv) stock options previously granted for the purchase of 75,000 shares of the Company's common stock at $1.31 per share; (v) stock options under the 1998 stock plan for the purchase of 150,000 shares of the Company's common stock vesting over a period of five years, 30,000 shares on each anniversary date of his employment agreement.

The initial term of Mr. Theobald's Employment Agreement extends from February 24, 1998 to December 31, 2003, and is automatically renewed annually thereafter. Mr. Theobald will receive: (i) an annual base salary composed of a fixed portion totaling $130,000 per year; (ii) a commission (iii) an annual performance bonus;
(iv) stock options (previously granted) for the purchase of 55,000 shares of the Company's common stock; (v) stock options under the 1998 stock plan for the purchase of 150,000 shares of the Company's common stock vesting over a period of five years, 30,000 shares on each anniversary date of his employment agreement.

Each of the three agreements provides automobile allowances and allowances for club membership.

The Employment Agreement's of Messrs. Pascuito and Theobald, provide upon termination for death or disability, the executive shall receive: his annual fixed salary accrued and other benefits and compensation, but no less than 6 months fixed salary. Additionally, all unvested stock options which have been or are scheduled to be granted pursuant to the Agreement shall immediately vest. Where a termination is due to a "Change in Control," without cause or by the Executive for good reason as defined in the Agreement provides that the Company will pay compensation and certain allowances and benefits to the Executive through the end of the then-applicable term.

The Employment Agreement of Mr. Hodge, provides that if the termination of the Agreement is due to death, disability or by the Company for "Cause," the Executive shall receive: 6 months of his annual salary, accrued compensation and benefits to date plus other allowances. Where a termination is due to a "Change in Control," or without cause, or by the Executive for good reason, as defined in the Agreement provides that the Company will pay compensation and certain allowances and benefits to the Executive through the end of the then applicable term. Additionally, all unvested stock options which have been or are scheduled to be granted pursuant to the Agreement shall immediately vest.

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

On January 30, 1998, Mr. Per Olof Ezelius entered into an employment agreement with Network Controls International, Inc. ("NCI") to serve as its President and Chief Executive Officer for an initial term of three years and three months, commencing January 30, 1998, and ending April 30, 2001 (the "Original Employment Agreement"). On May 12, 1998, the Company entered into an extension agreement (the "Extension Agreement") with Mr. Ezelius which provides that the term of the covenant not to compete (as referred to in the Original Employment Agreement) is extended from a period of one-year to two-years commencing from the expiration of the Original Employment Agreement. Such Extension Agreement further provides that the Company grant to Mr. Ezelius: (i) 25,000 shares of common stock; (ii) 25,000 options to purchase Company common stock (such exercise price being equal to the fair market value of such common stock on May 12, 1998); and (iii) a cash bonus equal to $100,000.

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

STOCK OPTION PLANS

The Company has three option plans: the 1998 Stock Plan (the "1998 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1988 Stock Option Plan (the "1988 Plan").

The purpose of all the Option Plans is to provide the Company with a vehicle to attract, compensate and motivate selected eligible persons, and to appropriately compensate them for their efforts, by creating a broad-based stock plan which will enable the Company, in its sole discretion and from time to time, to offer to or provide such eligible persons with incentives or inducements in the form of awards as such term is defined below, thereby affording such persons an opportunity to share in potential capital appreciation in the common stock of the Company.

The 1998 Plan was approved by the Board of Directors on May 12, 1998, and by the shareholders on March 16, 1999. A total of 1,400,000 shares of Common Stock ("Plan Shares") are available for issuance under the 1998 Plan.

The 1998 Plan will replace the 1996 Plan, the last broad-based plan approved by the stockholders of the Company. As of April 30, 1999, the Company had 290,000 shares subject to the existing 1996 Stock Option Plan. On May 12, 1998 the Board, subject to shareholder approval, which was later obtained, authorized the exchange of the 1996 Plan options for options to purchase 290,000 shares at an exercise price of $1.31 under the 1998 Plan.. The foregoing was conditioned on the 1996 Option holder exchanging the outstanding 1996 Options for new Options. Because the exercise price of the 1996 Options are generally higher than the 1998 Plan Options granted, it is likely all of the 1996 Options will be exchanged. If any 1996 Plan options are not exchanged, then the 1996 Plan will be continued so long as the options remain outstanding, then terminated. It was intended that no additional options would be granted under the 1996 Plan after approval of the 1998 Plan by the stockholders.

Under the 1998 Plan, an "Eligible Person" means any person who, at the applicable time of the grant or award under the Plan, is an employee, a director and/or a consultant or advisor to the Company, or of any parent or subsidiary of the Company. An award can consist of: (i) an outright grant of shares of Common Stock or (ii) the grant of options to purchase shares of Common Stock.

As of April 30, 1999, there were commitments to issue 1,376,795 shares of Common Stock under the 1998 Plan. Of these shares, 290,000 are shares subject to Options to be exchanged for outstanding 1996 Options as described above, Options to purchase 988,000 shares to be issued to officers and directors with the balance of new options to be issued to non officer employees. The exercise prices range from $1.31 to $2.94, under the 1998 Plan and expire in various years between 2008 - 2009.

The above description of the 1998 Plan is qualified in its entirety by reference to the full text of the Plan, as well as the terms and conditions of any award agreement governing the grant of an award under the 1998 Plan. A copy of the full text of the Plan has been attached as Appendix 1 to the Company's most recent Proxy Statement.

Both the 1996 Plan and the 1998 Plan provide for the granting of options which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). The exercise price of all Incentive Stock Options must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of more than 10% of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's Common Stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

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

Both the 1996 Plan and the 1998 Plan provide for its administration by the Board of Directors or a committee chosen by the Board of Directors, which has discretionary authority, subject to certain restrictions, to determine the number of shares issued pursuant to Incentive Stock Options and Nonstatutory Stock Options and the individuals to whom, the times at which and the exercise price for which options will be granted.

The 1996 Plan provides for the issuance of options to purchase Common Stock to key employees, officers, directors and consultants. As of April 30, 1999, there were options outstanding to purchase 290,000 shares of Common Stock under the 1996 Plan. All options are exercisable at prices ranging from $2.94 to $7.31 per share and expire in various years between 2007 - 2008. As of April 30, 1999, there were no options available for grant to purchase shares of Common Stock under the 1996 Plan.

The 1988 Plan provides for the issuance of options to purchase Common Stock to key employees, officers, directors and consultants. As of April 30, 1999, there were options outstanding to purchase 216,140 shares of Common Stock under the 1988 Plan. All options are exercisable at prices ranging from $0.66 to $3.50 per share and expire in various years between 1999 - 2009. As of April 30, 1999, there were no options available for grant to purchase shares of Common Stock under the 1988 Plan.

The exercise price of all future option grants will be at least 85% of the fair market value of the Common Stock on the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of July 25, 1999 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Officer, (iv) and all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The following table does reflect Common Stock issuable pursuant to stock options exercisable within sixty days.

               Name and Address of              Number Of Shares     Percentage
                Beneficial Owner               Beneficially Owned     of Class
-------------------------------------------    ------------------    ----------
Frank Pascuito.............................     313,735(1)              10.6%
Rensselaer Technology Park
300 Jordan Road
Troy, NY 12180

Simon J. Theobald..........................      99,017(2)               3.4%
Little Elms, 12 Green Lane,
Croxley Green, Rickmansworth,
Hertfordshire, WD3 3HR England

Arnold Wells...............................      16,828(3)               0.6%
1100 Madison Avenue
New York, NY 10028

John P. Singleton..........................      98,672(4)               3.5%
4331 Rosecliff Drive
Charlotte, NC 28277

DuWayne J. Peterson........................      44,893(5)               1.6%
225 South Lake Ave.
Pasadena, Ca. 91101

David L. Hodge.............................     105,995(6)               3.7%
300 Jordan Road
Troy, NY 12180

Per Olof Ezelius...........................      49,257(7)               1.8%
Nine Woodlawn Green
Charlotte, NC 28217

C. Rex Welton..............................      60,501(8)               2.2%
2323 Hopedale Avenue
Charlotte, NC 28207

John Shahda................................     200,800                  7.2%
30 S. Pearl Street
Albany, NY 12207

All directors and executive officers as a group (8
persons) ..................................    818,132(9)               24.5%

--------

(1) Includes 167,104 shares issuable upon exercise of stock options.

(2) Includes 98,997 shares issuable upon exercise of stock options.

(3) Includes 16,328 shares issuable upon exercise of stock options.

(4) Includes 36,572 shares issuable upon exercise of stock options.

(5) Includes 12,193 shares issuable upon exercise of stock options.

(6) Includes 90,495 shares issuable upon exercise of stock options.

(7) Includes 24,254 shares issuable upon exercise of stock options.

(8) Includes 2,001 shares issuable upon exercise of stock options.

(9) Includes 447,944 shares issuable upon exercise of stock options.


ITEM 12. Certain Relationships and Related Transactions

On September 1, 1998, Mr. Charles J. Caserta, co-founder of IFS International, Inc., resigned from the Company as Director of Business Development and a Director. At that time, Mr. Caserta and the Company entered into a termination, severance and release agreement (the "Termination Agreement"). As part of the Termination Agreement, the Company was obligated to pay Mr. Caserta an aggregate of $502,660 of which $361,446 ($2.00 per share) represented consideration for his shares ("Caserta Shares") , $21,214 for the surrender of his options and $120,000 representing other termination benefits. The Company sold, the Caserta Shares to several individuals for $382,660 or approximately $2.12 per share simultaneously with the purchase of the shares from Mr. Caserta. Of the Caserta Shares sold Messrs. John Singleton and DuWayne Peterson, directors of the Company, purchased 50,000 and 25,000 shares respectively. Messr. C. Rex Welton also purchased 50,000 of the Caserta Shares prior to his appointment as a director of the Company.

In April, 1998, IFS issued a purchase order for $259,600 to Euro-Tech International ("ETI") to obtain ISO 9000 registration. ETI is an Arizona based corporation that specializes in guiding companies through the ISO 9000 certification process. ISO 9000 is an established international business standard. ISO 9000 requires that the core processes of company's business is documented, understood and followed by company personnel. ISO 9000 is becoming a standard for companies in the global market. ETI is also a subsidiary of Tech Metrics International, Inc. of which Mr. David L. Hodge, President and CEO of IFS International, Inc. is a director.

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

Ezelius may receive additional shares of Common Stock (the "Additional Shares") if the consolidated pre-tax profit of NCI exceeds certain levels during each of the years ending April 30, 1999, 2000 and 2001 and during the three years ending April 30, 2001. Any Additional Shares issued to Ezelius up to a value of $200,000 will be held in escrow to further secure the Indemnification Obligations. The Merger Agreement required Holdings to satisfy indebtedness to former stockholders of Holdings and NCI arising pursuant to agreements for the purchase of shares entered into in 1993 and 1995. Immediately prior to the merger, the Company advanced $840,000 to Holdings, which was utilized to satisfy existing indebtedness of Holdings as required by the Merger Agreement. Pursuant to the terms of the Merger Agreement, Ezelius entered into a separate employment agreement with NCI to serve as Chief Executive Officer of NCI for a period of 39 months, commencing January 30, 1998, at a base salary of $150,000 per year.
Ezelius also was granted options to purchase 18,000 shares of the Company's Common Stock at $5.00 per share. Pursuant to the Merger Agreement, additional shares may be issued to Ezelius if the consolidated pre tax profits of NCI exceeds certain levels during each of the three years ending April 30, 1999, 2000, and 2001 and during the three year period ending April 30, 2001. While Ezelius is likely to receive additional shares for the fiscal year ended April 30, 1999, the ultimate amount has not yet been determined.

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

(2)      Exhibits


     3.1  Certificate of Incorporation and amendments thereto of the Company (1)

     3.2  By-laws, as amended, of the Company (1)

     4.1  Certificate of Designation of the Series A Convertible Preferred Stock
          (2)

     4.1b Certificate of Amendment of Certificate of Designation of the Series A
          Convertible Preferred Stock (5)

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

     4.8 Loan Agreement, dated January 11, 1989, between the Company and North Greenbush Industrial Development Agency and amendments thereto (1)

     4.9 Warrant Agreement, dated November 6, 1998, between the Company and MDB Capital Group LLC.

     4.10 Investment Banking Agreement, dated November 6, 1998, between the Company and MDB Capital Group LLC.

     4.11 Form of Convertible Promissory Note Agreements, dated July 6, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., Headwaters Capital, and Colbrooke Capital.

     4.12 Form of Warrant Agreements, dated July 6, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., Headwaters Capital, and Colbrooke Capital.

     4.13 Registration Rights Agreement, dated July 2, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., and Headwaters Capital.

     4.14 Note And Warrant Purchase Agreement, dated July 2, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., and Headwaters Capital.

     4.15 Market Access Program Marketing Agreement, dated as of April 29, 1999, between the Company and Continental Capital & Equity Corporation.

     10.1 * 1998 Stock Plan (5)

     10.2 * 1996 Stock Option Plan (1)

     10.3 * 1988 Stock Option Plan (1)

     10.4 Lease Agreement, dated October 1, 1986 between the Company and Rensselaer Polytechnic Institute and amendments thereto (the "Lease Agreement") (1)

     10.5 Addendum A to the Lease Agreement, dated January 7, 1997. (1)

     10.6 Digital Prime Contracting Agreement, dated June 6, 1994, between the Company and Digital Equipment International BV (1)

     10.7 Software Development and License Agreement, dated July 8, 1996, between the Company and Visa International Service Association (1)

     10.8 * Employment Agreement, dated as of May 12, 1998 between the Company and David L. Hodge. (6)

     10.8b* Amendment to Employment Agreement, dated as of January 22, 1999 between the Company and David L. Hodge.

     10.9 * Employment Agreement, dated as of May 12, 1998, between the Company and Frank A. Pascuito. (6)

     10.9b* Amendment to Employment Agreement, dated as of January 22, 1999, between the Company and Frank A. Pascuito.

     10.10* Employment Agreement, dated as of May 12, 1998, between the Company and Simon J. Theobald. (2)

     10.10b * Amendment to Employment Agreement, dated as of January 22, 1999, between the Company and Simon J. Theobald.

     10.11* Extension Agreement, dated as of May 12, 1998 between the Company and Per Olof Ezelius. (6)

     10.12Purchase and Sale Agreement, dated as of December 17, 1996, between the Company and Trustco Bank, National Association. (1)

     10.13Form of  Consulting  and  Investment  Banking  Agreement  between  the
          Company and the Underwriter. (1)

     10.14Promissory  Note,  dated March 14,  1997,  between the Company and Key
          Bank of New York. (3)

     10.15* Consulting  agreement,  dated April 9, 1997, between the Company and
          Jerald Tishkoff. (6)

     10.16Plan and Merger Agreement, dated as of January 30, 1998, between the Company and NCI Holdings, Inc. (4)

     10.17Amended and Restated Note, dated as of April 15, 1999, between the Company and Hudson River Bank and Trust Company.

     10.18Amended and Restated Note, dated as of April 15, 1999, between the Company and Hudson River Bank and Trust Company.

     10.19Note And Mortgage  Consolidation,  Modification,  Spreader,  Extension
          And Security Agreement, dated as of April 15, 1999, between the Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation.

     10.20Note And Mortgage  Consolidation,  Modification,  Spreader,  Extension
          And Security Agreement, dated as of April 15, 1999, between the Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation.

     10.21Mortgage And Security Agreement, dated as of April 15, 1999, between the Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation.

     10.22Mortgage Note, dated as of April 15, 1999, between the Company and New York Business Development Corporation.

     10.23Amended And Restated Mortgage Note, dated as of April 15, 1999, between the Company New York Business Development Corporation.

     10.24General Security  Agreement,  dated as of April 15, 1999,  between the
          Company and Hudson River Bank and Trust Company.

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

     3 Denotes document filed as an exhibit to the Company's Current Report, dated, March 14, 1997 and incorporated herein by reference.

     4 Denotes document filed as an exhibit to the Company's Current Report, dated, January 30, 1998 and incorporated herein by reference.

     5 Denotes document filed as an exhibit to the Company's Proxy Statement, dated, February 1, 1999 and incorporated herein by reference.

     6 Denotes document filed as an exhibit to the Company's Annual Report, dated , April 30, 1998 and incorporated herein by reference.




(3) Reports on Form 8-K filed during the three months ended April 30, 1999:

         None

                                                         IFS International, Inc.

                                      Index to Consolidated Financial Statements




INDEPENDENT AUDITOR'S REPORT.................................................F-2


CONSOLIDATED FINANCIAL STATEMENTS

        Balance sheet........................................................F-3
        Statements of operations.............................................F-4
        Statements of shareholders' equity...................................F-5
        Statements of cash flows.............................................F-6
        Notes to consolidated financial statements....................F-7 - F-20

                                                    Independent Auditor's Report





To the Board of Directors and Shareholders
IFS International, Inc.

We have audited the accompanying consolidated balance sheet of IFS International, Inc. and subsidiaries as of April 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFS International, Inc. and subsidiaries as of April 30, 1999, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.


                                                         URBACH KAHN & WERLIN PC



Albany, New York July 2, 1999 except for Note 7 as to which the date is August 11, 1999



                                                                                                             IFS International, Inc.

                                                                                                          Consolidated Balance Sheet
                                                                                                                      April 30, 1999


ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                                $1,326,708
Trade accounts receivable, net                                                                            2,225,665
Costs and estimated earnings in excess of billings on uncompleted contracts                                 751,616
Other current assets                                                                                        553,597
Inventory                                                                                                   133,699
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                      4,991,285
--------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, net                                                                        2,571,461
--------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Capitalized software and product enhancement costs, net                                                   1,269,660
Excess of cost over fair value of net assets of business acquired, net                                      324,260
Other                                                                                                       129,161
--------------------------------------------------------------------------------------------------------------------
Total other assets                                                                                        1,723,081
--------------------------------------------------------------------------------------------------------------------
                                                                                                         $9,285,827
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                                                     $  362,174
Accounts payable                                                                                            682,675
Accrued compensation and related liabilities                                                                478,635
Other accrued expenses                                                                                      790,115
Billings in excess of costs and estimated earnings on uncompleted contracts                                 237,089
Deferred revenue and customer deposits                                                                      774,146
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 3,324,834
--------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, less current maturities                                                                   2,133,392
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized,
no shares issued or outstanding                                                                                   -
Common stock, $.001 par value; 50,000,000 shares authorized,
2,770,485 shares issued and outstanding                                                                       2,770
Additional paid-in capital                                                                                8,415,328
Accumulated deficit                                                                                      (4,583,841)
Accumulated other comprehensive (loss)                                                                       (6,656)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                                3,827,601
--------------------------------------------------------------------------------------------------------------------
                                                                                                        $ 9,285,827
====================================================================================================================


                                                                                     See Notes to Consolidated Financial Statements.

                                                                                                                                 F-3


                                                                                                             IFS International, Inc.


                                                                                               Consolidated Statements of Operations
                                                                                                 Years Ended April 30, 1999 and 1998


                                                                                       1999             1998
-------------------------------------------------------------------------------------------------------------------
Revenues:
Software license and installation contract fees                                        $4,757,888       $1,935,907
Hardware sales                                                                          1,830,947          699,623
Service and maintenance revenue                                                         3,575,783        2,572,804
-------------------------------------------------------------------------------------------------------------------
                                                                                       10,164,618        5,208,334
-------------------------------------------------------------------------------------------------------------------
Cost of revenues:
Software license and installation contract fees                                           896,777          499,531
Hardware sales                                                                            462,842          210,718
Service and maintenance revenue                                                         1,004,117          666,088
-------------------------------------------------------------------------------------------------------------------
                                                                                        2,363,736        1,376,337
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                                            7,800,882        3,831,997
-------------------------------------------------------------------------------------------------------------------
Operating expenses:
Research and development                                                                1,944,903        1,054,043
Salaries                                                                                2,942,466        1,837,063
Selling, general and administrative                                                     2,498,565        1,932,869
Rent and occupancy                                                                        578,277          150,471
Other                                                                                     427,016          178,930
-------------------------------------------------------------------------------------------------------------------
                                                                                        8,391,227        5,153,376
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                     (590,345)      (1,321,379)
Other income (expense):
Interest expense                                                                         (145,793)         (86,765)
Interest income                                                                           148,034          169,219
Other income (expense)                                                                    (93,003)          76,552
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                 (681,107)      (1,162,373)
Provision for income taxes                                                                (22,800)         (92,500)
-------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                                            (703,907)      (1,254,873)
Minority interest in income of majority-owned subsidiary                                        -           (6,600)
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                               $ (703,907)    $ (1,261,473)
===================================================================================================================
Basic and diluted net loss per common share                                             $   (0.53)       $   (1.15)
===================================================================================================================
Weighted average common shares outstanding                                              1,325,300        1,098,800
===================================================================================================================


                                                                                     See Notes to Consolidated Financial Statements.

                                                                                                                                 F-4


                                                                                                             IFS International, Inc.

                                                                                     Consolidated Statements of Shareholders' Equity
                                                                                                 Years Ended April 30, 1999 and 1998




                      [--Preferred Stock--] [--Common Stock--]                               Accumulated
                                                                   Additional                   Other
                           Shares     Par    Shares        Par      Paid-in     Accumulated  Comprehensive            Comprehensive
                        Outstanding  Value Outstanding    Value     Capital       Deficit    Income (Loss)   Total    Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
April 30, 1997           1,380,000  $1,380  1,072,945    $1,073   $7,976,188   $(2,618,461)    $  -        $5,360,180

Issuance of preferred
stock for acquisition
of Network Controls
International, Inc.         24,638      25          -         -      175,521             -        -           175,546

Issuance of
common stock                     -       -     56,408        56       89,742             -        -            89,798

Conversion of
preferred stock             (8,000)     (8)     8,000         8            -             -        -                 -

Foreign currency
translation adjustment           -       -          -         -            -             -    3,452             3,452        $3,452

Net loss                         -       -          -         -            -    (1,261,473)       -        (1,261,473)   (1,261,473)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
April 30, 1998           1,396,638   1,397  1,137,353     1,137    8,241,451    (3,879,934)    3,452        4,367,503  $ (1,258,021)
                                                                                                                      --------------
Issuance of
common stock                     -       -     42,996        43       81,614             -         -           81,657

Sale of warrants                 -       -          -         -       30,000             -         -           30,000

Issuance of
additional preferred
stock for acquisition
of Network Controls
International, Inc.         62,456      62          -         -       62,394             -         -           62,456

Other conversions of
preferred stock           (148,675)   (149)   148,675       149            -             -         -                -

Mandatory conversions
of preferred stock to
common stock            (1,310,419) (1,310) 1,441,461     1,441         (131)            -         -                -

Foreign currency
translation adjustment           -       -          -         -            -             -   (10,108)         (10,108)     $(10,108)

Net loss                         -       -          -         -            -      (703,907)        -         (703,907)     (703,907)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
April 30, 1999                   -   $   -  2,770,485  $  2,770    8,415,328   $(4,583,841) $ (6,656)      $3,827,601 $    (714,015)
====================================================================================================================================


                                                                                     See Notes to Consolidated Financial Statements.

                                                                                                                                 F-5

                                                                                                             IFS International, Inc.

                                                                                               Consolidated Statements of Cash Flows
                                                                                                 Years Ended April 30, 1999 and 1998


                                                                                        1999            1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $ (703,907)   $ (1,261,473)
Adjustments to reconcile net loss to net cash used in
operating activities

Depreciation and amortization                                                             769,640         420,524
Deferred taxes                                                                                  -          27,222

Changes in operating assets and liabilities, net of effects of Network Controls International, Inc. acquisition in 1998:

Inventory                                                                                 (61,400)         40,452
Trade accounts receivable, net                                                           (697,800)       (373,412)
Costs, estimated earnings and billings on uncompleted
contracts                                                                                (406,535)        (65,287)
Other current assets                                                                       12,736          71,991
Accounts payable                                                                          143,729        (115,663)
Accrued expenses                                                                          191,064         285,062
Deferred revenue and customer deposits                                                    (92,357)        238,781
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                    (844,830)       (731,803)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Facilities acquisition expenditures and equipment purchases                              (171,110)     (1,382,493)
Purchase of Network Controls International, Inc., net of cash acquired                          -        (595,919)
Capitalized license costs                                                                 (21,479)        (19,787)
Capitalized software and product enhancement costs                                       (686,118)       (531,639)
Acquisition of minority interest                                                          (34,540)              -
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (913,247)     (2,529,838)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt                                                             (1,201,013)        (51,209)
Proceeds from notes payable                                                             2,081,442         208,376
Proceeds from issuance of common stock and warrants                                       111,657          39,799
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 992,086         196,966
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                   (10,108)          6,072
-------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                    (776,099)     (3,058,603)

Cash and cash equivalents:
Beginning of year                                                                       2,102,807       5,161,410
-------------------------------------------------------------------------------------------------------------------
End of year                                                                            $1,326,708      $2,102,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION Cash paid during the year for:

Interest, net of capitalized amounts in 1998                                           $  145,793       $  86,611
Income taxes                                                                            $  30,385       $  16,235

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

Short-term note payable converted to long-term debt                                      $      -      $1,190,000
Capitalized interest                                                                     $      -       $  41,563

PURCHASE OF NETWORK CONTROLS INTERNATIONAL, INC.
Fair value of assets acquired                                                           $  62,456      $1,934,000
Cash paid for capital stock                                                                     -        (840,000)
Preferred stock issued                                                                    (62,456)       (175,521)
-------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                                      $      -      $  918,479
===================================================================================================================

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

                                                         IFS International, Inc.

                                      Notes to Consolidated Financial Statements



NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

             Principles of Consolidation and Description of Business

             The consolidated financial statements include the accounts of IFS International, Inc. (a Delaware Corporation) and its wholly-owned subsidiaries, IFS International, Inc. (IFS) (a New York Corporation), and Network Controls International, Inc. (NCI) (all collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

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

             A significant portion of the Company's sales and revenues are derived from financial institutions and other customers located outside of the United States (see Notes 13 and 14). The Company extends credit to its customers and generally requires deposits upon execution of software development contracts. With respect to foreign customers, collection may be more difficult upon default.

             Summary of Significant Accounting Policies

             Use of estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period, as well as amounts disclosed for contingencies. Among the more significant estimates included in the financial statements are the estimated costs to complete software installation contracts, amortization of capitalized software and product enhancement costs and the valuation allowance reducing the Company's deferred tax asset. Actual results could differ from those estimates.

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

             Inventories:

               Inventories are stated at the lower of identified cost, or market, and consist principally of hardware products for resale.

             Property, plant and equipment:

               Property, plant and equipment are stated at cost, with related depreciation provided by the declining-balance and straight-line methods over the estimated useful lives of the related assets, ranging from three to forty years. Interest incurred on obligations incurred to finance construction of building improvements in 1998 was capitalized in the cost of such improvements.

             Capitalized software and product enhancement costs:

               The cost of adding new functions and features (i.e., enhancements) to existing systems and the cost of development of new systems, for which technological feasibility has been established and which are not covered by outside funding, are capitalized. Research and development costs incurred in the establishment of technological feasibility of new systems are expensed as incurred.

             Capitalized software and product enhancement costs, continued:

               Capitalized amounts are reported at the lower of unamortized cost or net realizable value. Amortization is recorded over the estimated marketing lives of the software and enhancements which range from two to five years, and is computed on the greater of the percent-of-revenue method, based on the total estimated future revenues expected to be derived from sales of the software, or the straight-line method. Adjustments are made to accelerate amortization when, in management's estimation, the unamortized capitalized costs exceed the net realizable value for specific products.

             Income taxes:

               Current or deferred taxes are recognized for the tax consequences of all events recognized in the financial statements. Deferred taxes are computed on the differences between the financial reporting and the tax reporting basis of assets and liabilities. The Company has not recognized the benefit of any net operating loss carryforwards due to the uncertainty of the realizability of such carryforwards. The Company files a consolidated Federal income tax return with its domestic subsidiaries.

             Accounting for stock-based compensation:

               The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"). On May 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants, but has elected to disclose the pro forma net loss and pro forma basic and diluted net loss per share to account for employee and directors' stock option and warrant grants, as if such method had been used to account for such stock-based compensation.

             Foreign currency translation:

               All assets and liabilities of foreign subsidiaries of NCI whose functional currency is other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, while the parent's investment is translated at historical exchange rates. Revenues and expenses of such subsidiaries are translated at average exchange rates for the period. Translation gains and losses are not included in determining net loss but are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses, which are generally not material, are included in other expense (income) in the statement of operations when incurred.

             Basic and diluted net loss per share:

               Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the years ended April 30, 1999 and 1998.

             Comprehensive income (loss):

               The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") during 1999. Comprehensive income (loss) of the Company includes net income (loss), adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial.

             Asset impairment assessments:

               The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of assets is less than the carrying value. No impairment has been recognized through April 30, 1999.

             Reclassification:

               Certain items have been reclassified in the 1998 financial statements to conform to the current year's presentation.

             Recent accounting pronouncements:

               In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1,
               "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use," ("SOP 98-1"). This statement establishes capitalization criteria for external and internal computer software costs and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe this standard will have a material impact on its financial position, results of operations, or cash flows.

             Recent accounting pronouncements, continued:

               In December 1998, the AICPA issued, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which amends SOP 97-2, "Software Revenue Recognition" ("SOP 98-9"), to require recognition of revenue using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Effective December 15, 1998, this SOP amends SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or after March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not believe this standard will have a material impact on its financial position, results of operations, or cash flows.


NOTE 2.      ACQUISITION OF NCI HOLDINGS, INC.

             In January 1998, the Company acquired NCI Holdings, Inc. (Holdings). Holdings was the majority owner of NCI. NCI is engaged primarily in the sale of computer equipment and software to financial institutions. NCI also sells related services including installation, training, consulting and programming. NCI has three wholly-owned subsidiaries which provide marketing and sales support to customers in European markets. The subsidiaries are as follows:

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

             During 1999, the Company waived the equity deficiency clause of the acquisition agreement. Accordingly, the allowance established as April 30, 1998 was reversed and an additional 62,456 shares of preferred stock were issued and recorded as additional purchase costs. The excess of the cost of acquiring NCI over the fair value of net assets acquired, approximating $396,000, is being amortized over eight years. Amortization approximated $49,000 and $23,000 for the years ended April 30, 1999 and 1998, respectively.

             Pro forma selected results of operations for the year ended April 30, 1998, as if the acquisition had taken place at the beginning of that year, is as follows:

              ----------------------------------------------------------------
              Revenues                                           $  7,825,000
              ----------------------------------------------------------------
              Net loss                                           $ (1,341,000)
              ----------------------------------------------------------------
              Basic and diluted net loss per common share        $      (1.22)
              ----------------------------------------------------------------


             Pursuant to the acquisition agreement, additional shares are issuable if the consolidated pre-tax profits of NCI exceed certain levels during each of the three years ending April 30, 1999, 2000, and 2001 and during the three year period ending April 30, 2001, as contingent consideration. These issuances will also be treated as additional purchase cost.
             (See Note 11).

             During 1999, NCI was merged into Holdings and Holdings changed its name to Network Controls International, Inc.

NOTE 3.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

             Costs  and  estimated   earnings  on   uncompleted   contracts  are
             summarized as follows:

             -------------------------------------------------------------
             Expenditures on uncompleted contracts             $  543,504
             Estimated earnings thereon                         1,097,938
             -------------------------------------------------------------
                                                                1,641,442
             Less billings to date                              1,126,915
             -------------------------------------------------------------
                                                               $  514,527
             -------------------------------------------------------------

             These costs and estimated earnings are included in the accompanying balance sheet under the following captions:

             -------------------------------------------------------------------
             Costs and estimated earnings in
             excess of billings on uncompleted contracts              $  751,616

             Billings in excess of costs and estimated
             earnings on uncompleted contracts                           237,089
             -------------------------------------------------------------------
                                                                      $  514,527
             -------------------------------------------------------------------


NOTE 4.      PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment consist of the following:

             -------------------------------------------------------------------
             Building                                              $ 1,917,731
             Machinery and equipment                                 1,828,725
             Furniture and fixtures                                    511,761
             Leasehold improvements                                     38,817
             -------------------------------------------------------------------
                                                                     4,297,034
             Less accumulated depreciation                          (1,725,573)
             -------------------------------------------------------------------
             Property, equipment and improvements, net             $ 2,571,461
             -------------------------------------------------------------------

             During 1998, the Company completed the renovation of a building purchased in 1997 to house the Company's New York facility. Capitalized interest amounted to $41,563 during the year ended April 30, 1998. The land underlying the facility is subject to a long-term ground lease arrangement with no annual rental requirements.

             Depreciation related to property, equipment, and improvements was $359,898 and $178,930 for the years ended April 30, 1999 and 1998, respectively.


NOTE 5.      CAPITALIZED SOFTWARE AND PRODUCT ENHANCEMENT COSTS:

             Capitalized software and product enhancement costs consist of the following:

             -------------------------------------------------------------------
             Capitalized software and product enhancement costs    $   2,324,147
             Less accumulated amortization                             1,054,487
             -------------------------------------------------------------------
             Capitalized software costs, net                       $   1,269,660
             -------------------------------------------------------------------


             Amortization expense approximated $414,800 and $218,600 for the years ended April 30, 1999 and 1998, respectively.


NOTE 6.      LINE OF CREDIT

             The Company has available a $600,000 bank line of credit subject to annual review. Borrowings under the line of credit accrue interest at prime plus 3/4% and are secured by inventory, receivables, property and equipment. No amounts were outstanding under the line as of April 30, 1999.


NOTE 7.      LONG-TERM DEBT

Long-term debt consists of the following at April 30, 1999:

-------------------------------------------------------------------------------
Two mortgage notes payable, bank, monthly payments of
$3,582 and $4,863, including interest at 6% and 8%,
respectively, with the entire unpaid principal and accrued
interest due April 2009. The notes are secured by a
mortgage on the Company's New York operating facility.
Interest on the first note is fixed for two years at which
time the note will be increased to 8%. Interest on both
notes will be adjusted after five years to the weekly
average yield to an investor of United States Treasury
Securities, adjusted to a constant maturity of five years,
plus 3%.                                                             $ 1,081,442

Mortgage note payable, public benefit corporation, monthly
payments of $8,433, including interest at 8.11%, with the
entire unpaid principal and accrued interest due April 2009.
The note is also secured by a mortgage on the Company's New
York operating facility.                                               1,000,000

Restructured convertible subordinated debentures payable to
a governmental agency due in 2000. Interest is payable
quarterly at 7.5%. The debentures are convertible into shares of common stock at $5.74 per share through April 2000. At
April 30, 1999, approximately 43,500 shares of common stock
were issuable under this conversion feature.                             250,000

Restructured note payable, government agency, principal and
interest payments of $3,804 per month, including interest at
7.5%, due April 2002. This note is unsecured and subordinated
to all other debt.                                                       140,130

Other long-term debt                                                      23,994
--------------------------------------------------------------------------------
                                                                       2,495,566
Less current portion                                                     362,174
--------------------------------------------------------------------------------
                                                                      $2,133,392
================================================================================

             Certain of the Company's long-term debt obligations require compliance with financial and non-financial covenants. As of April 30, 1999, the Company was not in compliance with certain of these requirements relating to its mortgage notes payable, however covenant violation waivers have been received.

             Aggregate maturities of long-term debt are as follows:

             ----------------------------------------------------
             Year Ending April 30
             ----------------------------------------------------
             2000                                      $ 362,174
             2001                                        100,671
             2002                                        100,813
             2003                                         55,615
             Thereafter                                1,876,293
             ----------------------------------------------------
                                                      $2,495,566
             ====================================================



NOTE 8.      INCOME TAXES

             The provision for income taxes consists primarily of current foreign taxes in 1998, and current foreign taxes net of domestic refunds in 1999. Deferred tax account balances at April 30, 1999 and 1998 were not material.

             The provision (benefit) for income taxes for the years ended April 30, 1999 and 1998 differs from the amount obtained by applying the U.S. federal income tax rate to pretax loss due to the following:

--------------------------------------------------------------------------------
                                                          1999            1998
--------------------------------------------------------------------------------
Federal income tax (benefit) at statutory rates      $ (232,000)     $ (395,200)
State income tax (benefit), net of federal benefits     (40,000)        (69,800)
Foreign taxes                                            80,900          89,400
Change in valuation allowance for net operating losses  213,900         468,100
--------------------------------------------------------------------------------
Provision for income taxes                            $  22,800       $  92,500
================================================================================


             At April 30, 1999, the Company has net operating loss carryforwards of approximately $3,800,000 which begin to expire in 2004 to offset future federal taxable income. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

             Because of the uncertainty as to realizability, the deferred tax benefit attributable to net operating loss carryforwards at April 30, 1999 and 1998 of approximately $1,295,000 and $1,090,000, respectively, has been offset by an equivalent valuation allowance.

NOTE 9.      STOCK OPTION PLANS

             The Company has stock option plans (the 1988 Plan, the 1996 Plan, and the 1998 Plan) which provide for the granting of either options intended to qualify as "incentive stock options" under the Internal Revenue Code or "supplemental stock options" not intended to qualify. Under these plans, the Board of Directors determines the exercise and expiration dates of the options which may not be later than 10 years from the date of the grant. The purchase prices of the shares under incentive stock options must be at least equal to the fair market value of the common stock at the date of the grant. Options outstanding at April 30, 1999 under the 1988 Plan, may be exercised at prices ranging from $.66 to $3.50 per share. At April 30, 1999, no options were available for future issuance under this Plan. An aggregate of 332,779 shares of common stock were originally reserved in connection with the 1988 Plan.

             The following table summarizes option activity during 1999 and 1998 under the 1988 Stock Option Plan:

---------------------------------------------------------------------------
                                            Shares Under Option
                              [------------- Year Ended April 30-------------]
                                           Weighted                 Weighted
                                            Average                  Average
                                           Exercise                 Exercise
                                   1999      Price       1998        Price
---------------------------------------------------------------------------
Outstanding beginning of year    227,136   $   1.94     248,544   $   1.37
Granted                           61,750       1.57      27,445       4.88
Exercised                       (10,996)     (0.88)    (21,408)     (0.66)
Canceled                        (61,750)     (2.42)    (27,445)     (0.66)
---------------------------------------------------------------------------
Outstanding end of year          216,140   $   1.45     227,136   $   1.94
---------------------------------------------------------------------------
Exercisable                      214,112   $   1.43     218,186   $   1.86
===========================================================================

             The weighted-average remaining contractual life of outstanding options under the 1988 Plan is 5.054 years.

             The following table summarizes option activity during 1999 and 1998 under the 1996 Stock Option Plan:

---------------------------------------------------------------------------
                                                Shares Under Option
                                  [---------- Year Ended April 30----------]
                                             Weighted              Weighted
                                              Average               Average
                                             Exercise              Exercise
                                    1999      Price       1998       Price
---------------------------------------------------------------------------
Outstanding beginning of year     286,500   $   6.00     35,000   $   6.75
Granted                            49,000       4.57    261,750       5.03
Exercised                               -          -          -          -
Canceled                         (335,500)     (5.12)   (10,250)     (5.51)
Outstanding end of year                 -   $      -    286,500   $   6.00
---------------------------------------------------------------------------
Exercisable                             -   $      -    112,578   $   5.77
===========================================================================

             An aggregate of 300,000 shares of common stock has been reserved in connection with the 1996 Plan.

             The following table summarizes option activity during 1999 under the 1998 Stock Option Plan:

             -------------------------------------------------------------------
                                                           Shares Under Option
                                                           Year Ended April 30

                                                                      Weighted
                                                                       Average
                                                                       Exercise
                                                           1999          Price
             -------------------------------------------------------------------
             Outstanding beginning of year               $     -            -
             Granted                                   1,387,245         2.17
             Exercised                                         -            -
             Canceled                                    (10,450)       (1.31)
             -------------------------------------------------------------------
             Outstanding end of year                  1,376,795      $   2.18
             -------------------------------------------------------------------
             Exercisable                                251,725      $   1.64
             ===================================================================


             An aggregate of 1,400,000 shares of common stock has been reserved in connection with the 1998 Plan. The weighted-average remaining contractual life of outstanding options under the 1998 Plan is
             9.703 years. Options outstanding under the 1998 Plan may be exercised at prices ranging from $1.31 to $2.94 per share. At April 30, 1999, 313,205 options were available for future issuance.

             In accordance with APB 25, no employee compensation cost has been recognized in accounting for the stock option plans in 1999 or 1998. Had compensation costs and fair values been determined pursuant to FAS 123, net loss for 1999 would have increased by approximately $2,925,000 and net loss for 1998 would have increased by approximately $723,000. Basic and diluted net loss per common share would have approximated $2.74 and $1.80 in 1999 and 1998, respectively, under FAS 123. The weighted average fair value of options granted during 1999 and 1998, for the purpose of FAS 123, is $2.22 and $5.02 per share, respectively.

             In accordance with FAS 123, the fair value of each option for 1999 was estimated on the grant date using the Black-Scholes Single Option Model, assuming no dividend yield, and with the following assumptions: risk-free interest rates ranging from 4.44% to 6.87%; and volatility factors of the expected market price of the Company's common stock of 156.0367%.


NOTE 10.     EMPLOYEE BENEFIT PLANS

             The Company has adopted qualified profit sharing plans with 401(k) deferred compensation provisions. Substantially all employees are eligible to participate in either of the plans. The plans provide for contributions by the Company at the Board of Director's discretion and on a matched basis. Contributions under the plans approximated $79,400 during the year ended April 30, 1999 ($19,200 in 1998).

NOTE 11.     COMMITMENTS AND CONTINGENCIES

             Leasing Arrangements

             The Company leases office space and certain equipment under operating leases. The lease arrangements generally contain renewal options at various terms. Future minimum lease payments under noncancellable operating leases with an initial or remaining term of one year or more are as follows:

             ------------------------------------------------------------
             Year Ending April 30
             ------------------------------------------------------------
             2000                                            $   183,840
             2001                                                202,555
             2002                                                193,580
             2003                                                192,448
             Thereafter                                          164,414
             ------------------------------------------------------------
                                                             $   936,837
             ============================================================



             Issuance of Contingent Consideration - NCI

             In accordance with the acquisition of NCI, the Company is contingently obligated to issue shares of common stock based upon pre-tax profits, as defined, of NCI for the year ended April 30, 1999. Approximately 1,000,000 shares of common stock were otherwise issuable in this connection as of April 30, 1999. Management of the Company, however, believes that the number of shares ultimately issuable pursuant to the agreement is not presently determinable inasmuch as the provisions of the original agreement are subject to interpretation and/or renegotiation. Accordingly, no additional purchase cost has been recognized at April 30, 1999 in this connection.

             Marketing Agreement

             In April 1999, the Company entered into a marketing agreement for a one year term with a public relations firm. Pursuant to the agreement, the Company is obligated to pay the firm $90,000 and has issued 200,000 common stock purchase warrants redeemable at exercise prices ranging from $3.50 to $6.50 per share.


NOTE 12.     RELATED PARTY TRANSACTIONS

             Certain officers/directors receive commissions based upon a percentage of software license fees generated by their respective sales efforts. Approximately $234,600 and $149,000 were earned under the commission agreements during 1999 and 1998, respectively.

             The Company entered into a consulting agreement with a director in 1999 to provide consulting services through February 2002. The agreement provides for an annual fee of $120,000 plus reasonable and necessary business expenses. Consulting fees pursuant to this agreement were $120,000 for the year ended April 30, 1999.

             The Company had a consulting agreement with another director to provide consulting services for an indefinite term. The agreement called for the payment of monthly compensation and monthly travel and housing expenses. Consulting fees under this arrangement, exclusive of expense reimbursements, were approximately $162,000 in 1998. The agreement was canceled effective April 30, 1998.

             Accounts  payable   and  accrued   expenses  include  approximately
             $298,000  and  $99,000 as of April 30, 1999 and 1998, respectively, due to these officers/directors.

             The Company is a party to a consulting arrangement with an entity affiliated with an organization in which an officer/director of IFS serves as a director. This arrangement requires that consulting fees of approximately $260,000 be paid to this entity in connection with "ISO 9000" certification assistance. Consulting fees under this arrangement were $64,900 for the year ended April 30, 1999.


NOTE 13.     EXPORT REVENUES, MAJOR CUSTOMERS, CERTAIN CONCENTRATIONS

             One domestic customer accounted for approximately 14% and 16% of total revenues for the years ended April 30, 1999 and 1998, respectively. Amounts due from this customer at April 30, 1999 were approximately $59,800.

             Total revenues considered export revenues, including sales of NCI's foreign subsidiaries, approximated $8,376,000 and $3,793,000, or 82% and 74% of total revenues, for the years ended April 30, 1999 and 1998, respectively. Such revenues were derived primarily from customers located in Europe, Eastern Europe, and the Far East.

             Approximately 7% and 19% of the Company's total revenues for the years ended April 30, 1999 and 1998, respectively, were derived pursuant to a relationship with one computer manufacturer and approximately 10% and 1%, respectively, were derived pursuant to a reseller agreement.


NOTE 14.     FOREIGN AND DOMESTIC OPERATIONS

             -------------------------------------------------------------------------------------------------------
                                        April 30, 1999                             April 30, 1998
                                    ------------------------                    --------------------
                                                                 NCI                                      NCI
                                                               Foreign                                  Foreign
                                        IFS         NCI      Subsidiaries       IFS          NCI     Subsidiaries
             -------------------------------------------------------------------------------------------------------
             Net revenues from unaffiliated customers:
             United States           $288,678   $1,499,240  $          -      $1,222,571     $192,680      $       -
             Foreign                4,020,279      597,100     3,759,141       2,383,302      543,100        866,681
             -------------------------------------------------------------------------------------------------------
                                   $4,308,957   $2,096,340  $  3,759,141      $3,605,873     $735,780      $ 866,681
             -------------------------------------------------------------------------------------------------------
             Operating earnings (loss):
             United States        $(2,096,138)  $1,200,862  $          -     $(1,364,632)    $   (286)     $       -
             Foreign                        -            -       304,931               -            -        103,445
             -------------------------------------------------------------------------------------------------------
                                  $(2,096,138)  $ 1,200,862 $    304,931     $(1,364,632)    $   (286)     $ 103,445
             -------------------------------------------------------------------------------------------------------
             Identifiable assets:
             United States        $ 6,331,378   $ 1,348,085 $          -     $ 6,429,720  $ 1,184,824      $       -
             Foreign                        -             -    1,606,364               -            -      1,005,119
             -------------------------------------------------------------------------------------------------------
                                  $ 6,331,378   $ 1,348,085 $  1,606,364     $ 6,429,720  $ 1,184,824     $1,005,119
             =======================================================================================================


NOTE 14.     FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES, CONTINUED

             In determining operating earnings (loss) for each geographic area, revenues and costs of revenues between areas have been accounted for on the basis of internal transfer prices set by the Company.


NOTE 15.     SHAREHOLDERS' EQUITY

             Public Offering

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

             The preferred stock was convertible, at the option of the holder, into one share of the Company's common stock, subject to adjustment, until February 2002 or earlier upon the occurrence of certain events. Each warrant entitled the holder to purchase one share of preferred stock at a price of $6.25 per share, subject to adjustment, for a three year period beginning in February 1999, or earlier upon the occurrence of certain events.

             Other Warrant Issuances

             In connection with the public offering discussed above, the Company sold to the underwriter warrants to purchase 120,000 shares of preferred stock at $6.25 per share and 170,000 warrants to purchase an equivalent number of preferred shares at an exercise price of $1.6875 per warrant, exercisable over a period of four years commencing in February 1998.

             In September 1996, also in connection with the public offering, the Company obtained bridge financing and issued warrants to purchase 100,000 shares of common stock. The warrants are exercisable at $2.50 per share, subject to adjustment, through September 2001.

             In November 1998, the Company sold warrants to purchase up to 300,000 shares of common stock at an exercise price of $2.50 per share. Proceeds from the sale of the warrants were $30,000.

             Conversion of Preferred Shares

             During 1999, shareholders of the Company approved the conversion of all issued and outstanding shares of preferred stock into common shares. Each share of preferred stock was converted into 1.1 shares of common stock. Holders of warrants and options to purchase preferred shares prior to the conversion may now exercise their rights for conversion into common shares at a ratio of 1.1 to 1.


NOTE 16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

             The fair value of the Company's financial instruments, consisting principally of cash equivalents and long-term debt, has been estimated to approximate their carrying amounts, based on current interest rates.

NOTE 17.     SUBSEQUENT EVENT

             In July 1999, the Company issued a series of convertible promissory notes in the aggregate principal amount of $1,075,000. The notes bear interest at 10% and mature in July 2001. Holders of the notes may convert the principal balance into shares of common stock of the Company at any time prior to maturity. Warrants to purchase up to 200,000 shares of common stock were also issued in connection with the transaction.


NOTE 18.     INVESTMENTS

             The Company has a 42% equity interest in a foreign joint venture arrangement at April 30, 1999. The joint venture is involved in establishing a EFT network in an Asian country and is currently in its start-up phase. The Company's total investment in the joint venture approximated $42,000 at April 30, 1999, and is classified as an other asset.


NOTE 19.     FOURTH QUARTER RESULTS (UNAUDITED)

             Operations for the fourth quarter of 1999 include adjustments approximating $400,000 relating to reductions in previously recognized license revenues, capitalized software and capitalized joint venture costs. Additionally, approximately $60,000 of refinancing costs and $120,000 of termination and severance compensation costs were incurred in the fourth quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                     IFS INTERNATIONAL, INC.
                                                                (Registrant)

Date: August 12, 1999                         By:    \s\ David L. Hodge
                                                  ------------------------------
                                                   David L. Hodge, President and
                                               Chief Executive Officer, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 12, 1999                   By:      \s\ David L. Hodge
                                                  ------------------------------
                                                   David L. Hodge, President and
                                               Chief Executive Officer, Director

Date: August 12, 1999                   By:      \s\ John P. Singleton
                                                  ------------------------------
                                                               John P. Singleton
                                                 Chairman of the Board, Director

Date: August 12, 1999                   By:      \s\ Frank A. Pascuito
                                                  ------------------------------
                                                               Frank A. Pascuito
                                              Executive Vice President, Director

Date: August 12, 1999                  By:      \s\  Simon Theobald
                                                  ------------------------------
                                                                  Simon Theobald
                                              Executive Vice President, Director

Date: August 12, 1999                   By:      \s\ Carmen A. Pascuito
                                                  ------------------------------
                                                              Carmen A. Pascuito
                                                   CFO, Controller and Secretary

Date: August 12, 1999                   By:      \s\ Arnold Wells
                                                  ------------------------------
                                                          Arnold Wells, Director

Date: August 12, 1999                   By:
                                                  ------------------------------
                                                   DuWayne J. Peterson, Director

Date: August 12, 1999                   By:
                                                  ------------------------------
                                                      Per Olof Ezelius, Director

Date: August 12, 1999                   By:       \s\ C. Rex Welton
                                                  ------------------------------
                                                         C. Rex Welton, Director