Form 10QSB
period 1999-07-31
IFS INTERNATIONAL INC/DE
filed 1999-09-14
CIK 808310

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

                  For the Quarterly Period ended July 31, 1999

                                       or

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

Common Stock, $.001 par value, 2,780,485 shares outstanding as of September 10, 1999


================================================================================

                    IFS International, Inc. and Subsidiaries


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
July 31, 1999 (unaudited) and April 30,1999..................................2-3

Consolidated Statements of Operations,
three months ended July 31, 1999 and 1998 (unaudited)..........................4

Consolidated Statements of Cash Flows,
three months ended July 31, 1999 and 1998 (unaudited)..........................5

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

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                    IFS INTERNATIONAL, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                July 31,          April 30,
                                                  1999              1999
                                               (unaudited)
                                             ----------------- -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $2,284,270        $1,326,708
   Trade accounts receivable, net               1,575,508         2,225,665
   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                        888,984           751,616
   Other current assets                           680,015           553,597
   Inventory                                      199,973           133,699
                                             ----------------- -----------------
      Total current assets                      5,628,751         4,991,285
                                             ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net       2,542,562         2,571,461
                                             ----------------- -----------------
OTHER ASSETS
   Capitalized software costs, net              1,329,107         1,269,660
   Excess of cost over fair value of
      net assets of business acquired, net        311,560           324,260
   Other                                          145,367           129,161
                                             ----------------- -----------------
      Total other assets                        1,786,034         1,723,081
                                             ================= =================
                                               $9,957,347        $9,285,827
                                             ================= =================

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                           July 31,             April 30,
                                             1999                 1999
                                         (unaudited)
                                         ----------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long
    term debt                                  374,811             $362,174
   Accounts payable                            718,311              682,675
   Accrued compensation and
    related liabilities                        497,174              478,635
   Other accrued expenses                      604,868              790,115
   Billings in excess of costs
    and estimated earnings on
    uncompleted contracts                       70,378              237,089
   Deferred revenue and customer
    deposits                                   720,248              774,146
                                         ----------------- ---------------------
      Total current liabilities              2,985,790            3,324,834
                                         ----------------- ---------------------
LONG-TERM DEBT, less current maturities      2,951,078            2,133,392
                                         ----------------- ---------------------
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     25,000,000 shares authorized,
     no shares issued and outstanding                -                    -
   Common Stock $.001 par value;
     50,000,000 shares authorized,
     2,770,485 and 2,780,485 shares
     issued and outstanding                      2,779                2,770
   Additional paid-in capital                8,574,020            8,415,328
   Accumulated deficit                      (4,543,688)          (4,583,841)
   Accumulated other comprehensive (loss)      (12,634)              (6,656)
                                         ----------------- ---------------------
Total shareholders' equity                   4,020,477            3,827,601
                                         ----------------- ---------------------
                                            $9,957,345           $9,285,827
                                         ================= =====================

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. and Subsidiaries

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                             Three               Three
                                             Months              Months
                                             Ended               Ended
                                         July 31, 1999       July 31, 1998
                                       ------------------- -------------------
Revenues:
   Software license and installation
    contract fees                        $1,371,198          $1,957,932
   Service and maintenance revenue          871,027             931,986
   Hardware sales                           589,551             191,586
                                       ------------------- -------------------
                                          2,831,776           3,081,504
                                       ------------------- -------------------
Cost of Revenues:
   Software license and installation
    contract fees                           356,962             228,459
   Service and maintenance revenue          298,197             249,665
   Hardware sales                            82,192              50,852
                                       ------------------- -------------------
Gross profit                              2,094,425           2,552,528
                                       ------------------- -------------------
Operating expenses:
   Research and development                 250,125             383,615
   Salaries                                 798,339             733,074
   Rent and occupancy                       147,046              87,959
   Selling, general and administrative      698,799             730,358
   Other                                    102,298              88,423
                                       ------------------- -------------------
                                          1,996,607           2,023,429
                                       ------------------- -------------------
Income from operations                       97,818             529,099

Other income (expense):
   Interest expense                         (75,710)            (37,460)
   Interest income                           18,967              22,728
   Other                                       (922)                341
                                       ------------------- -------------------
Income before income taxes                   40,153             514,708

Provision for income taxes                        -                   -
                                       =================== ===================
Net income                                  $40,153            $514,708
                                       =================== ===================

                                       ------------------- -------------------
Basic income per common share                   .01                 .45
                                       ------------------- -------------------
                                       ------------------- -------------------
Weighted average common
 shares outstanding                       2,778,818            1,151,900
                                       ------------------- -------------------
                                       ------------------- -------------------
Diluted income per common share                 .01                 .19
                                       ------------------- -------------------
                                       ------------------- -------------------
Weighted average common and
 common equivalent shares outstanding     3,078,740            2,675,333
                                       ------------------- -------------------

See notes to consolidated financial statements.

                    IFS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                Three Months       Three Months
                                                   Ended               Ended
                                                July 31, 1999      July 31, 1998
                                               ---------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $40,153             $514,708
  Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization                   231,787              152,258
   Amortization of discount on notes payable        10,050                    -
  Changes in assets and liabilities:
   Inventory                                       (66,275)             (38,483)
   Trade accounts receivable, net                  650,157              120,609
   Costs, estimated earnings and billings on
    uncompleted contracts                         (304,079)             (45,967)
   Other current assets                           (133,525)              51,552
   Accounts payable                                 35,636             (156,920)
   Accrued expenses                               (139,208)            (128,209)
   Deferred revenue and customer deposits          (53,898)             (96,463)
                                               ---------------    --------------
     Net cash provided by operating activities     270,798              373,085
                                               ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                               (66,086)             (37,616)
 Acquisition of minority interest                                       (34,540)
 Capitalized software and license costs           (192,648)            (120,675)
                                               ---------------    --------------
     Net cash used in investing activities        (258,734)            (192,831)
                                               ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt              (13,526)             (20,244)
 Proceeds from notes payable                       965,000                    -
                                               ---------------    --------------
     Net cash provided by (used in)
      financing activities                         951,474              (20,244)
                                               ---------------    --------------

Effect of exchange  rate changes on cash            (5,976)              (1,568)
                                               ---------------    --------------
Increase in cash and cash equivalents              957,562              158,442

Cash and cash equivalents:
 Beginning of year                               1,326,708            2,102,807
                                               ---------------    --------------
 End of period                                  $2,284,270           $2,261,249
                                               ===============    ==============

See notes to consolidated financial statements.

IFS INTERNATIONAL, Inc. and subsidiaries



Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS"), and Network Controls International a North Carolina Corporation ("NCI"),. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of July 31, 1999, the consolidated statements of operations for the three months ended July 31, 1999 and 1998 and the consolidated statements of cash flows for the three months ended July 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at July 31, 1999 and for all periods presented have been made.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") during 1999. Comprehensive income (loss) of the Company includes net income (loss), adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial. Total comprehensive income (the sum of net income and the change in foreign currency translation adjustment amounts) was $34,175 and $513,140 for the three months ended July 31, 1999 and 1998, respectively.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1999. The results of operations for the period ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

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

Note 4

Private Placement

On July 6, 1999, the Company sold $1,000,000 of convertible promissory notes (the "Notes") to three purchasers. The Notes are due in July 2001 and accrue interest at 10% per year. Interest does not accrue for the first three months and does not accrue for a given month if the value weighted average stock price for the previous month, was at or above $3 per share or 90% of the lowest daily value weighted average stock prices over a specified period from 15 to 30 days prior to conversion. The purchasers received warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock at an exercise price of $3.07 per share subject to dilution. One investor and another company received $75,000 of additional convertible promissory notes and additional warrants to purchase an aggregate of 100,000 shares of the Company's common stock in return for their assistance with the transaction. The proceeds of the note and warrant placement, after placement fees, were $965,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adapting TPII software products to meet the demands of larger EFT systems, (v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, (vii) acceptance of NCI Business Centre (TM) by a significant number of new customers.

Introduction

The Company is engaged in the business of developing, marketing, automating and supporting software for the EFT market. The Company's revenues have resulted from the licensing of its family of TPII software products and from revenue from NCI. The preparation of functional specifications, customization and installation of TPII software products and the training by IFS of the financial institution's personnel in the use of the TPII software products takes an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pay 30% to 50% of the project costs including licensing fees upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product. IFS recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. NCI recognizes software license revenue upon installation and hardware revenues upon shipment. The Company also derives recurrent revenues from furnishing certain maintenance services to its customers for its products. The Company may also receive additional revenues for additional training of customer personnel and consulting services (collectively "service revenues"). With respect to revenues for maintenance services, the Company generally receives annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year. Results of Operations

Total revenues of $2,831,776 for the quarter ended July 31, 1999 represent an decrease of $249,728 or 8.1%, over total revenues of $3,081,504 for the quarter ended July 31, 1998. The decrease in total revenues is primarily a result of a decrease in software license and installation contract fees generated by NCI.

Software license and installation contract fees decreased by $586,734 or 30.0% to $1,371,198 during the three months ended July 31, 1999 as compared to $1,957,932 for the three months ended July 31, 1998. Software license and installation contract fees from NCI decreased in the quarter. This is a result of a large one time enterprise license recorded in the first quarter of fiscal year 1999.

Hardware revenues increased by $397,965 or 207.7% to $589,551 for the three months ended July 31, 1999 as compared to $191,586 for the three months ended July 31, 1998. The increase is primarily a result of an increase in hardware revenues from NCI GmbH.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 96.2% of total revenues for the three months ended July 31, 1999 as compared to 57.3% for the three months ended July 31, 1998. The increase as a percentage of total revenues resulted primarily from the increase in revenues outside the United States generated by IFS. The Company expects total revenues from foreign countries to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, decreased to 74.0% for the quarter ended July 31, 1999, as compared to 82.8% for the quarter ended July 31, 1998. Gross profit expressed as a percentage of total revenues decreased primarily as a result of the large enterprise license that was recorded during the quarter ended July 31, 1998 which typically carry a high gross margin.

The excess of cost over fair value of assets acquired in the NCI acquisition is approximately $312,000 at July 31, 1999. This amount is being amortized on a straight line basis over eight years. Amortization expense for the three month periods ended July 31, 1999 and 1998 was $12,700 and $10,700 respectively.

Software costs capitalized for the quarter ended July 31, 1999 were $192,636 as compared to $120,675 for the quarter ended July 31, 1998. Capitalized software costs relate to costs incurred with respect to TPII smart card software technology and the NCI Business Centre(TM). Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net income was $40,153 for the quarter ended July 31, 1999, as compared to net income of $514,708 for the quarter ended July 31, 1998.

The Company has net operating loss carryforwards of approximately $3,800,000 as of April 30, 1999. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

TP-CMS is IFS' newest addition to the Company's product portfolio. TP-CMS is currently in closed release and is due for global release during the second half of fiscal year 2000. The product is an open architecture payment card management solution for credit, debit, electronic purse and biometric cards. Incorporating the latest technologies available for information management, TP-CMS enables IFS to provide a complete migration of a banks payment card systems to state-of-the-art solutions. Presently, two financial institutions have already contracted to have TP-CMS implemented in conjunction with TPII. The Company believes that if the product is accepted by the EFT industry it could contribute significantly to the results of operations. However, the Company can not provide any assurance that the product will be successful and can not estimate the impact, if any, on earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds has historically been its operating revenue. The Company's working capital increased from $1,666,451, at April 30, 1999 to $2,642,959 at July 31, 1999, primarily due to the private placement.

The Company believes that anticipated cash flow from operations, proceeds from the recent private placement financing and the availability of a $600,000 line of credit will be sufficient to finance the Company's working capital requirements for the foreseeable future. The Company's estimate is based upon its ability to obtain licensing agreements through our IFS subsidiary as currently projected. The Company may need additional financing if these revenues are not received. However, since a portion of TPII software contracts are not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all.

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

The Company's Y2K state of readiness has been evaluated by an independent firm. Results of the evaluation have been received and several recommendations were given. These recommendations have either been satisfied or have a project plan assigned to resolve them.

Costs

Management expects to incur internal costs to prepare its computer systems, applications and customers for Y2K. Management also expects to incur external costs associated with the Y2K state of readiness evaluation to be provided by an independent firm. These costs are being expensed and are not expected to have a material impact on the future results of operations. As of July 31, 1999 the Company has incurred approximately $88,000 of internal costs, primarily in the form of employee compensation, associated with Y2K readiness.

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

In July 1999 the Company issued an aggregate of $1,075,000 principal amount of convertible notes and 200,000 warrants in a private transaction to four persons. The Company believes the issuance of these securities is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4
(2) thereof.

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


       Date: September 14, 1999            IFS International, Inc.

       By:

       /s/ David L. Hodge
       -----------------------------
       David L. Hodge
       President and Chief Executive Officer


       /s/ John Singleton
       -----------------------------
       John Singleton
       Chairman