Form 10QSB
period 1999-10-31
IFS INTERNATIONAL HOLDINGS INC
filed 1999-12-15
CIK 808310

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the Quarterly Period ended October 31, 1999

                                       or

          ( ) Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                         Commission File Number: 1-12687

                        IFS International Holdings, Inc.
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

Common Stock, $.001 par value, 3,845,551 shares outstanding as of December 15, 1999


================================================================================

                IFS International Holdings, Inc. and Subsidiaries


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
October 31, 1999 (unaudited) and April 30,1999...............................2-3

Consolidated Statements of Operations,
three months and six months ended October 31, 1999 and 1998 (unaudited)........4

Consolidated Statements of Cash Flows,
six months ended October 31, 1999 and 1998 (unaudited).........................5

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

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                IFS International Holdings, Inc. and Subsidiaries
                       (Formerly IFS International, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                               October 31,        April 30,
                                                  1999              1999
                                               (unaudited)
                                             ----------------- -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $1,484,802        $1,326,708
   Trade accounts receivable, net               2,040,910         2,225,665
   Costs and estimated earnings in excess
     of billings on uncompleted contracts       1,208,855           751,616
   Other current assets                           598,368           553,597
   Inventory                                      101,885           133,699
                                             ----------------- -----------------
      Total current assets                      5,434,820         4,991,285
                                             ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net       2,514,128         2,571,461
                                             ----------------- -----------------
OTHER ASSETS
   Capitalized software costs, net              1,430,400         1,269,660
   Excess of cost over fair value of net
     assets of business acquired, net           1,295,467           324,260
   Other                                          158,410           129,161
                                             ----------------- -----------------
      Total other assets                        2,884,277         1,723,081
                                             ================= =================
                                              $10,833,225        $9,285,827
                                             ================= =================

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
                       (Formerly IFS International, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                                     October 31,      April 30,
                                                         1999           1999
                                                     (unaudited)
                                                   -------------- --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities
   Current maturities of long term debt                $376,956      $362,174
   Accounts payable                                     560,982       682,675
   Accrued compensation and related liabilities         571,941       478,635
   Other accrued expenses                               604,976       790,115
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                    1,617       237,089
   Deferred revenue and customer deposits               591,229       774,146
                                                   -------------- --------------
      Total current liabilities                       2,707,701     3,324,834
                                                   -------------- --------------
LONG-TERM DEBT, less current maturities               2,935,356     2,133,392
                                                   -------------- --------------
Shareholders' Equity
   Preferred stock, $.001 par value; 25,000,000
     shares authorized, no shares issued and
     outstanding                                              -             -
   Common Stock $.001 par value; 50,000,000 shares
     Authorized, 3,845,551 and 2,780,485 shares
     issued and outstanding                               3,844         2,770
   Additional paid-in capital                         9,591,414     8,415,328
   Accumulated deficit                               (4,398,397)   (4,583,841)
   Accumulated other comprehensive (loss)                (6,693)       (6,656)
                                                   -------------- --------------
Total shareholders' equity                            5,190,168     3,827,601
                                                   -------------- --------------
                                                    $10,833,225    $9,285,827
                                                   ============== ==============

See notes to consolidated financial statements.


                IFS International Holdings, Inc. and Subsidiaries
                       (Formerly IFS International, Inc.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                           Six               Six               Three              Three
                                                         Months             Months            Months             Months
                                                          Ended             Ended              Ended              Ended
                                                    October 31, 1999   October 31, 1998  October 31, 1999   October 31, 1998
                                                    ------------------ ----------------- ------------------ ------------------
Revenues:
   Software license and installation contract fees    $3,463,648         $2,948,493        $2,092,450           $990,561
   Service and maintenance revenue                     1,798,083          1,793,199           927,056            861,213
   Hardware sales                                        958,933            632,255           369,382            440,669
                                                    ------------------ ----------------- ------------------ ------------------
                                                       6,220,664          5,373,947         3,388,888          2,292,444
                                                    ------------------ ----------------- ------------------ ------------------
Cost of Revenues:
   Software license and installation contract fees       950,486            310,069           593,525             81,610
   Service and maintenance revenue                       214,687            436,467           132,494            186,802
   Hardware sales                                        605,152            113,723           306,955             62,870
                                                    ------------------ ----------------- ------------------ ------------------
Gross profit                                           4,450,339          4,513,688         2,355,914          1,961,161
                                                    ------------------ ----------------- ------------------ ------------------
Operating expenses:
   Research and development                              486,913            827,068           236,788            443,453
   Salaries                                            1,694,577          1,368,238           896,238            635,164
   Rent and occupancy                                    307,323            176,211           160,277             88,252
   Selling, general and administrative                 1,471,575          1,281,555           772,140            551,197
   Other                                                 220,803            212,581           118,505            124,159
                                                    ------------------ ------------------ ------------------ -----------------
                                                       4,181,191          3,865,653         2,183,948          1,842,224
                                                    ------------------ ----------------- ------------------ ------------------
Income from operations                                   269,148            648,034           171,966            118,937

Other income (expense):
   Interest expense                                     (138,418)           (74,237)          (65,651)           (36,777)
   Interest income                                        37,938             54,529            21,915             31,801
   Other                                                  16,621             21,103            16,907             20,762
                                                    ------------------ ----------------- ------------------ ------------------
Income before income taxes                               185,289            649,429           145,137            134,723

Provision for income taxes                                     -                  -                 -                  -
                                                    ------------------ ----------------- ================== ==================
Net income                                              $185,289           $649,429          $145,137           $134,723
                                                    ================== ================= ================== =================

                                                    ------------------ ----------------- ------------------ ------------------
Basic income per common share                                .06                .55               .05                .11
                                                    ------------------ ------------------ ------------------ -----------------
Weighted average common shares outstanding             2,868,407          1,177,800         2,957,996          1,249,400
                                                    ------------------ ------------------ ------------------ -----------------
Diluted income per common share                              .05                .25               .04                .05
                                                    ------------------ ----------------- ------------------ ------------------
Weighted average common and common equivalent
shares outstanding                                     3,690,800          2,646,000         3,444,700          2,655,200
                                                    ------------------ ----------------- ------------------ ------------------

See notes to consolidated financial statements.



                IFS International Holdings, Inc. and Subsidiaries
                       (Formerly IFS International, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                         Six Months   Six Months
                                                           Ended        Ended
                                                          October      October
                                                         31, 1999      31, 1998
                                                        -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $185,289      $649,429
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                          382,261       381,998
   Amortization of discount on notes payable               10,050             -
  Changes in assets and liabilities:
   Inventory                                               31,814       (63,088)
   Trade accounts receivable, net                         184,755        32,738
   Costs, estimated earnings and billings on
     uncompleted contracts                               (692,711)      (15,540)
   Other current assets                                   (64,921)     (219,431)
   Accounts payable                                      (121,693)      (94,704)
   Accrued expenses                                       (64,177)     (204,012)
   Deferred revenue and customer deposits                (182,917)     (141,720)
                                                       -----------   -----------
    Net cash provided by (used in)
     operating activities                                (332,250)      325,670
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                                      (32,405)      (89,614)
 Acquisition of minority interest                               -       (33,661)
 Capitalized software and license costs                  (423,922)     (333,987)
                                                       -----------   -----------
    Net cash used in investing activities                (456,327)     (461,074)
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt                     (27,103)      (37,820)
 Proceeds from notes payable                              965,000             -
 Proceeds from issuance of stock                            8,811         9,657
                                                       -----------   -----------
    Net cash provided by (used in)
     financing activities                                 946,708       (28,163)
                                                       -----------   -----------

Effect of exchange rate changes on cash                       (37)        2,405
                                                       -----------   -----------
Increase (decrease) in cash and cash equivalents          158,094      (161,162)

Cash and cash equivalents:
 Beginning of year                                      1,326,708     2,102,807
                                                       ===========   ===========
 End of period                                         $1,484,802    $1,941,645
                                                       ===========   ===========


Supplemental Disclosures of Cash Flows Information
--------------------------------------------------------------------------------
Cash paid during the six months for:
Interest                                                  $66,458       $66,042
================================================================================

Supplemental Disclosures of Cash Flows
Information of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------------------
Common stock issued as additional consideration for acquisition
  of Network Controls International, Inc.              $1,009,647             -
================================================================================


See notes to consolidated financial statements.

IFS International Holdings, Inc. and Subsidiaries
(Formerly IFS International, Inc.)


Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS") and Network Controls International, Inc., a North Carolina Corporation ("NCI"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of October 31, 1999, the consolidated statements of operations for the three months and six months ended October 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended October 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at October 31, 1999 and for all periods presented have been made.

On December 6, 1999, the stockholders of the Company voted in favor of the corporate name change to IFS International Holdings, Inc.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") during 1999. Comprehensive income (loss) of the Company includes net income (loss), adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial. Total comprehensive income (the sum of net income and the change in foreign currency translation adjustment amounts) was $185,252 and $651,834 for the six months ended October 31, 1999 and 1998, respectively.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1999. The results of operations for the period ended October 31, 1999 are not necessarily indicative of the operating results for the full year.

Note 2

Acquisitions

Global Insight Group LTD

On December 6th 1999, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Global Insight Group LTD ("GIG") and its three operating subsidiaries. The consideration is payable entirely in shares of the Company's common stock. The transaction is structured to provide for a minimal payment of three shares of the Company's common stock at closing, with substantially the entire consideration to be determined based on the future financial performance of the companies acquired.

In addition to the three shares issued at the closing, the purchase price has two components.

1). So-called `Buy-Out' which is measured by multiplying the net earnings of GIG for calendar year 2000 (determined in accordance with generally accepted accounting principles, but with certain special adjustments set forth in the Stock Purchase Agreement) by four (4) and by issuing to the sellers (the current shareholders of GIG) common stock of the Company equal to the amount so computed. The agreement provides a collar (lower limit and upper limit) on the price at which the common shares will be valued. The purpose of setting forth the collar is to prevent undue dilution to the Company's existing shareholders in the event of a temporary drop in the price of the common shares during the computation period.

2). For the three calendar years of 2000, 2001 and 2002, the earnings of GIG will be computed in the same fashion. The earnings in each years will be reduced by 50%, and the amount so calculated will then be paid (year-by-year) by issuing additional shares of common stock of the Company. The procedures for calculating the share price and the collar provisions likewise apply to the issuance of shares at the completion of each of the three years after the closing.

If and when the total number of shares paid to the sellers exceeds a value of $1.2 million, then the formula under paragraph (2) above changes from 50% of earnings to 30% of earnings, which has the effect of reducing the number of shares that IFS would be called upon to issue.

Network Controls International, Inc.

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

The Company acquired all of the outstanding shares of capital stock of Holdings in exchange for $1.11 million, consisting of $840,000 in cash and approximately $238,000 representing the fair market value of 87,094 shares of preferred stock. Costs incurred in connection with the acquisition approximated $102,000. In accordance with provisions of the acquisition agreement, the Company initially recorded the issuance of preferred shares at an amount which considered an allowance for equity deficiencies of NCI. Pursuant to the acquisition agreement, additional common shares may be issued if the consolidated pre-tax profits of NCI exceeds certain levels during each of the three years ending April 30, 1999, 2000 and 2001 and during the three year period ending April 30, 2001. These issuances, if any will be treated as additional purchase costs. The acquisition was accounted for as a purchase and the operating results of NCI were included in the consolidated financial statements commencing February 1, 1998.

In July 1998, the Company acquired the remaining outstanding shares of capital stock of NCI for cash and stock valued at approximately $35,000.

In August 1998, the Board of Directors voted in favor of waiving the equity deficiencies clause in the Merger Agreement and allowances for preferred shares were reversed.

In October, 1999, pursuant to the terms of the merger agreement, we issued 1,051,716 shares of our common stock to Per Olof Ezelius, one of our directors and president of our NCI subsidiary, for the financial performance of NCI during the fiscal year ended April 30, 1999. The shares were issued as additional contingent consideration pursuant to the terms of the plan and merger agreement dated January 30, 1998. Mr. Ezelius may receive additional contingent shares in future years based on the financial performance of NCI through fiscal year 2001 pursuant to the plan and merger agreement.

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

Results of Operations

Total revenues of $3,388,888 for the quarter ended October 31, 1999 represent an increase of $1,096,444 or 47.8%, over total revenues of $2,292,444 for the quarter ended October 31, 1998. Total revenues of $6,220,664 for the six months ended October 31, 1999 represent an increase of $846,717 or 15.8%, over total revenues of $5,373,947 for the six months ended October 31, 1998. The increase in total revenues is primarily a result of an increase in software license and installation contract fees and hardware revenue.

Software license and installation contract fees increased by $1,101,889 or 111.2% to $2,092,450 during the three months ended October 31, 1999 as compared to $990,561 for the three months ended October 31, 1998. Software license and installation contract fees increased by $515,155 or 17.5% to $3,463,648 during the six months ended October 31, 1999 as compared to $2,948,493 for the six months ended October 31, 1998. The increase is primarily a result of an increase in sales of the Company's TPII and TP-CMS products during the second quarter.

Hardware revenues decreased by $71,289 or 16.2% to $369,382 for the three months ended October 31, 1999 as compared to $440,669 for the three months ended October 31, 1998. However, hardware revenues increased by $326,678 or 51.7% to $958,933 during the six months ended October 31, 1999 as compared to $632,255 for the six months ended October 31, 1998. The increase is primarily a result of an increase in sales of the NCI connectivity products.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 86% of total revenues for the three months ended October 31, 1999 as compared to 80.3% for the three months ended October 31, 1998. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 90% of total revenues for the six months ended October 31, 1999 as compared to 67.1% for the six months ended October 31, 1998. The increase as a percentage of total revenues resulted primarily from the increase in revenues outside the United States generated by IFS. The Company expects total revenues from foreign countries to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, decreased to 69.5% for the quarter ended October 31, 1999, as compared to 85.5% for the quarter ended October 31, 1998. Gross profit, as expressed as a percentage of total revenues, decreased to 71.5% for the six months ended October 31, 1999, as compared to 84.0% for the six months ended October 31, 1998. Gross profit expressed as a percentage of total revenues decreased primarily as a result of royalties associated with distributors of TPII and TP-CMS products.

The excess of cost over fair value of assets acquired in the NCI acquisition is approximately $1.3 million at October 31, 1999. This amount is being amortized on a straight line basis over eight years. Amortization expense for the three month periods ended October 31, 1999 and 1998 was $25,739 and $12,700 respectively. Amortization expense for the six month periods ended October 31, 1999 and 1998 was $38,439 and $23,400 respectively. The increase in amortization expense is due to the adjustment in the purchase price of NCI to reflect the issuance of earn out shares pursuant to the merger agreement

Software costs capitalized for the quarter ended October 31, 1999 were $192,648 as compared to $221,521 for the quarter ended October 31, 1998. Software costs capitalized for the six months ended October 31, 1999 were $423,922, as compared to $333,986 for the six months ended October 31, 1998. Capitalized software costs relate to costs incurred with respect to TPII smart card software technology and the NCI Business Centre(TM). Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net income was $145,137 for the quarter ended October 31, 1999, as compared to net income of $134,723 for the quarter ended October 31, 1998. Net income was $185,289 for the six months ended October 31, 1999, as compared to net income of $649,429 for the six months ended October 31, 1998. The decrease resulted primarily from an increase in our selling, general and administrative costs coupled with a decrease in interest and other income.

The Company has net operating loss carryforwards of approximately $3,800,000 as of April 30, 1999. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

TP-CMS is IFS' newest addition to the Company's product portfolio. TP-CMS is currently in closed release and is due for global release during the second half of fiscal year 2000.The product is an open architecture payment card management solution for credit, debit, electronic purse and biometric cards. Incorporating the latest technologies available for information management, TP-CMS enables IFS to provide a complete migration of a banks payment card systems to state-of-the-art solutions. Presently, two financial institutions have contracted to have TP-CMS implemented in conjunction with TPII. The Company believes that if the product is accepted by the EFT industry it could contribute significantly to the results of operations. However, the Company can not provide any assurance that the product will be successful and can not estimate the impact, if any, on earnings.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds has historically been its operating revenue. The Company's working capital increased from $1,666,451, at April 30, 1999 to $2,727,119 at October 31, 1999, primarily due to the net increase in costs and estimated earnings in excess of billings on uncompleted contracts, and the decrease in accounts payable and accrued liabilities.

The Company believes that anticipated cash flow from operations and the availability of a $600,000 line of credit will be sufficient to finance the Company's working capital requirements for the foreseeable future. The Company's estimate is based upon its ability to obtain licensing agreements through our IFS subsidiary as currently projected. The Company may need additional financing if these revenues are not received. However, since a portion of TPII software contracts are not paid until acceptance by the customer and, as a result, the Company is required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to the Company, or at all.


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

YEAR 2000

State of Readiness

In March 1998 the Company assigned project teams to insure that its base code for TPII would be year 2000 and beyond ("Y2K") ready. The project teams were also dedicated to prepare the Company's computer systems, applications, current installed customers and future products for the year 2000. In October 1998 IFS completed Y2K testing of its base code. All of the Company's customers have received Y2K ready systems, an upgrade to a Y2K ready system, have had a Y2K patch installed, or have conducted enterprise wide re-certifications to conform to the standards set by the regulatory bodies of the banking industry such as the FFIEC (Federal Financial Institutions Examination Council) and the OCC (Office of the Comptroller of the Currency). The Company has one customer who has chosen not to proceed with theirY2K patch before year end. As described below, the Company is prepared to address any problems that may occur. The customer plans to proceed with the implemenatation of the Y2K patch after year end.

The Company's Y2K state of readiness has been evaluated by an independent firm. Results of the evaluation have been received and several recommendations were given. These recommendations have either been or will be addressed and satisfied by year end using a Y2K readiness project plan covering all areas of the company.

Costs

Management expects to incur internal costs to prepare its computer systems, applications and customers for Y2K. Management also expects to incur external costs associated with the Y2K state of readiness evaluation to be provided by an independent firm. These costs are being expensed and are not expected to have a material impact on the future results of operations. As of October 31, 1999, the Company has incurred approximately $100,000 of internal costs, primarily in the form of employee compensation, associated with Y2K readiness.

Risks

There could be a material adverse effect on the results of operations if the system enhancements and modifications for Y2K prove not to be effective. In this event, installed customers would have non-working systems and could possibly seek out other Y2K ready systems. This would eliminate future maintenance revenues from these customers. A system that is not Y2K ready would impact new sales until such time that a Y2K ready system is completed. There are also many external environments that are associated with the operation of the Company's systems. The operations of installed systems are dependent upon software and infrastructure provided by third parties, such as networks, host systems, phone lines, hardware and other software. The Company has no responsibility to insure that the third party software and infrastructure is Y2K ready. However, failure by the customer to make sure that these are Y2K ready may effect the operations of the Company's products and the customer.

Contingency Plans

If the system enhancements, modifications or patches for Y2K prove not to be effective, IFS is prepared to correct the situation via dial up communications to the customer location. The Company has established four support teams for twenty four hour Y2K support starting December 31, 1999. If technical difficulties were to occur, IFS believes that it would not be significant enough to cause an adverse effect on operations.

IFS International Holdings, Inc. and Subsidiaries
(Formerly IFS International, Inc.)

                           Part II - Other Information

Item 1  -   Legal Proceedings

The Company is not a party to any pending material legal proceedings.

Item 2  -   Changes in Securities

In October, 1999, the Company issued 13,350 shares of common stock to a director and officer of the Company pursuant to the 1988 Stock Option Plan.

In October, 1999, the Company issued 1,051,716 shares of common stock to a director of the Company and an officer of a subsidiary pursuant to the merger agreement between IFS and NCI dated January 30, 1998.

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


          Date: December 15, 1999             IFS International Holdings, Inc.
                                             (Formerly IFS International, Inc.)

          By:

          /s/ David L. Hodge
          -----------------------------
          David L. Hodge
          President and Chief Executive Officer


          /s/ John P. Singleton
          -----------------------------
          John P. Singleton
          Chairman