Form 10KSB/A
IFS INTERNATIONAL HOLDINGS INC
filed 2000-02-25
CIK 808310

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 1-12687

                        IFS INTERNATIONAL HOLDINGS, INC.
                       (Formerly IFS International, Inc.)
                 (Name of small business issuer in its charter)

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

             As  of  July  21,   1999  there  were   2,780,485   shares  of  IFS
International Holdings, Inc. Common Stock outstanding.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the registration statement of IFS International Holdings, Inc. on Form S-3 (File No. 333-66423) of our report dated July 2, 1999, except for Note 7, as to which the date was August 11, 1999, on our audits of the consolidated financial statements of IFS International Holdings, Inc. (formerly IFS International, Inc.) and subsidiaries as of April 30, 1999, and for the years ended April 30, 1999 and 1998, which report is included in the Annual Report on Form 10-KSB.

                                                         URBACH KAHN & WERLIN PC

Albany, New York
February 24, 2000

ITEM 13. Financial Statements, Exhibits and Reports on Form 8-K

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

     21.1 Subsidiaries of the Company (1)

     23.1 Consent of Urbach Kahn & Werlin P.C.

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

                                                IFS INTERNATIONAL HOLDINGS, INC.
                                                                    (Registrant)





Date: February 24, 2000                     By: __/s/ Frank A. Pascuito_________

                                                       Frank A. Pascuito
                                                       Executive Vice President,
                                                       Director and Founder