Form 10QSB
period 2000-01-31
IFS INTERNATIONAL HOLDINGS INC
filed 2000-03-16
CIK 808310

================================================================================

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period ended January 31, 2000

                                       or

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

Common Stock, $.001 par value, 3,945,546 shares outstanding as of March 15, 2000


================================================================================

                IFS International Holdings, Inc. and Subsidiaries

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                          Part I. Financial Information

Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets

January 31, 2000 (unaudited) and April 30,1999...............................2-3

Consolidated Statements of Operations,
three months and nine months ended January 31, 2000 and 1999 (unaudited).......4

Consolidated Statements of Cash Flows,
nine months ended January 31, 2000 and 1999 (unaudited)........................5

Notes to Consolidated Financial Statements (unaudited).......................6-8

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

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                          Part I. Financial Information

               Item 1. Consolidated Unaudited Financial Statements

                IFS International Holdings, Inc. and Subsidiaries

                       (Formerly IFS International, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                              January 31,        April 30,

                                                                                 2000              1999
                                                                              (unaudited)

                                                                            ----------------- -----------------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                  $2,137,012        $1,326,708
   Trade accounts receivable, net                                              1,727,449         2,225,665
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                  1,878,752           751,616
   Other current assets                                                          532,964           553,597
   Inventory                                                                      71,586           133,699
                                                                            ----------------- -----------------
      Total current assets                                                     6,347,763         4,991,285
                                                                            ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                                      2,468,089         2,571,461
                                                                            ----------------- -----------------
OTHER ASSETS

   Capitalized software costs, net                                             1,523,508         1,269,660
   Excess of cost over fair value of net assets of business acquired, net      1,243,648           324,260
   Other                                                                         175,465           129,161
                                                                            ----------------- -----------------
      Total other assets                                                       2,942,621         1,723,081
                                                                            ----------------- -----------------
                                                                             $11,758,473        $9,285,827
                                                                            ================= =================

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries

                       (Formerly IFS International, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                   January 31,            April 30,
                                                                                      2000                  1999
                                                                                   (unaudited)

                                                                               -------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities
   Current maturities of long term debt                                                $385,643             $362,174
   Accounts payable                                                                     772,004              682,675
   Accrued compensation and related liabilities                                         804,947              478,635
   Other accrued expenses                                                               687,857              790,115
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                                   25,588              237,089
   Deferred revenue and customer deposits                                               893,828              774,146
                                                                               -------------------- ---------------------
      Total current liabilities                                                       3,569,867            3,324,834
                                                                               -------------------- ---------------------
LONG-TERM DEBT, less current maturities                                               2,922,606            2,133,392
                                                                               -------------------- ---------------------
shareholders' equity
   Preferred stock, $.001 par value; 25,000,000 shares
     Authorized, no shares issued and outstanding                                             -                    -
   Common Stock $.001 par value; 50,000,000 shares

     Authorized, 3,845,551 and 2,780,485 shares issued and outstanding                    3,844                2,770
   Additional paid-in capital                                                         9,591,413            8,415,328
   Accumulated deficit                                                               (4,312,995)          (4,583,841)
   Accumulated other comprehensive loss                                                 (16,261)              (6,656)
                                                                               -------------------- ---------------------
Total shareholders' equity                                                            5,266,001            3,827,601
                                                                               -------------------- ---------------------
                                                                                    $11,758,473           $9,285,827
                                                                               ==================== =====================

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries

                       (Formerly IFS International, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                          Nine               Nine              Three              Three
                                                         Months             Months            Months             Months
                                                          Ended             Ended              Ended              Ended
                                                    January 31, 2000   January 31, 1999  January 31, 2000   January 31, 1999
                                                    ------------------ ----------------- ------------------ ------------------
Revenues:
   Software license and installation contract fees    $6,030,175         $3,971,387        $2,566,527         $1,022,894
   Service and maintenance revenue                     2,844,286          2,657,742         1,046,203            864,543
   Hardware sales                                      1,218,146            935,407           259,213            303,152
                                                    ------------------ ----------------- ------------------ ------------------
                                                      10,092,607          7,564,536         3,871,943          2,190,589
                                                    ------------------ ----------------- ------------------ ------------------
Cost of Revenues:
   Software license and installation contract fees     1,829,010            552,249           878,523            242,180
   Service and maintenance revenue                       983,418            721,500           378,266            285,033
   Hardware sales                                        287,445            168,232            72,758             54,509
                                                    ------------------ ----------------- ------------------ ------------------
Gross profit                                           6,992,734          6,122,555         2,542,396          1,608,867
                                                    ------------------ ----------------- ------------------ ------------------
Operating expenses:
   Research and development                              870,824          1,150,398           383,911            323,330
   Salaries                                            2,745,106          2,026,635         1,050,529            658,397
   Rent and occupancy                                    461,273            294,005           153,950            117,794
   Selling, general and administrative                 2,153,622          1,993,110           682,047            711,555
   Other                                                 359,870            324,965           139,067            112,383
                                                    ------------------ ----------------- ------------------ -----------------
                                                       6,590,695          5,789,113         2,409,504          1,923,459
                                                    ------------------ ----------------- ------------------ ------------------
Income (loss) from operations                            402,039            333,443           132,892           (314,592)

Other income (expense):
   Interest expense                                     (211,505)          (109,483)          (73,087)           (35,245)
   Interest income                                        62,713             72,737            24,776             18,208
   Other                                                  17,441                (78)              820            (21,181)
                                                    ------------------ ----------------- ------------------ ------------------
Income (loss) before income taxes                        270,688            296,619            85,401           (352,810)

Provision for income taxes                                     -                  -                 -                  -
                                                    ------------------ ----------------- ------------------ ------------------
Net income (loss)                                       $270,688           $296,619           $85,401          $(352,810)
                                                    ================== ================== ================== =================

                                                    ------------------ ----------------- ------------------ ------------------
Basic income (loss) per common share                         .08                .24               .02               (.26)
                                                    ------------------ ------------------ ------------------ -----------------
Weighted average common shares outstanding             3,194,122          1,247,000         3,845,551          1,339,000
                                                    ------------------ ------------------ ------------------ -----------------
Diluted income (loss) per common share                       .08                .11               .02               (.13)
                                                    ------------------ ----------------- ------------------ ------------------
Weighted average common and common equivalent
shares outstanding                                     3,442,683          2,760,000         4,094,112          2,746,000
                                                    ------------------ ----------------- ------------------ ------------------

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries

                       (Formerly IFS International, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Nine months ended    Nine months ended
                                                                         January 31, 2000     January 31, 1999
                                                                        -------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                                  $270,688             $296,619
  Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
   Depreciation and amortization                                              617,627              575,898
   Amortization of discount on notes payable                                   10,050                    -
  Changes in assets and liabilities:
   Inventory                                                                   62,113               (6,596)
   Trade accounts receivable, net                                             498,216             (310,420)
   Costs, estimated earnings and billings on uncompleted contracts         (1,338,637)            (155,516)
   Other current assets                                                       (16,572)            (326,248)
   Accounts payable                                                            89,329             (102,600)
   Accrued expenses                                                           251,711             (140,373)
   Deferred revenue and customer deposits                                     119,682               87,156
                                                                        -------------------- --------------------
     Net cash provided by (used in) operating activities                      564,207              (82,080)
                                                                        -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Equipment purchases                                                          (40,555)            (137,242)
 Investment                                                                         -             (113,204)
 Purchase of NCI Holdings Inc., net of cash acquired
 Acquisition of minority interest                                                   -              (36,661)
 Capitalized software and license costs                                      (646,388)            (572,986)
                                                                        -------------------- --------------------
     Net cash used in investing activities                                   (686,943)            (860,093)
                                                                        -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments on long term debt                                         (31,166)             (50,654)
 Proceeds from notes payable                                                  965,000                    -
 Proceeds from issuance of stock                                                8,811               39,657
                                                                        -------------------- --------------------
     Net cash provided by (used in) financing activities                      942,645              (10,997)
                                                                        -------------------- --------------------

Effect of exchange rate changes on cash                                        (9,605)              (4,326)
                                                                        -------------------- --------------------
Increase (decrease) in cash and cash equivalents                              810,304             (957,496)

Cash and cash equivalents:
 Beginning of year                                                          1,326,708            2,102,807
                                                                        -------------------- --------------------
 End of period                                                             $2,137,012           $1,941,645
                                                                        ==================== ====================


Supplemental Disclosures of Cash Flows Information

------------------------------------------------------------------------------------ -------------------- --------------------
Cash paid during the nine months for:
Interest                                                                                  $102,730              $91,305
==================================================================================== ==================== ====================
Supplemental Disclosures of Cash Flows Information of Non-Cash Investing and
Financing Activities
------------------------------------------------------------------------------------ -------------------- --------------------
Common stock issued in exchange for legal services                                               -              $72,000
==================================================================================== ==================== ====================
Common stock issued in connection with NCI acquisition                                  $1,009,647              $62,456
==================================================================================== ==================== ====================

See notes to consolidated financial statements.

IFS International Holdings, Inc. and Subsidiaries
(Formerly IFS International, Inc.)

Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation, and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation, Network Controls International, Inc., a North Carolina Corporation and Global Insight Group, LTD a corporation organized and existing under the laws of the United Kingdom. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of January 31, 2000, the consolidated statements of operations for the three months and nine months ended January 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended January 31, 2000 and 1999 have been prepared by IFS, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at January 31, 2000 and for all periods presented have been made.

On December 6, 1999, our stockholders voted in favor of the corporate name change to IFS International Holdings, Inc.

IFS adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") during 1999. Comprehensive income (loss) of IFS includes net income (loss), adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income
(loss) is immaterial. Total comprehensive income (the sum of net income and the change in foreign currency translation adjustment amounts) was $261,083 and $292,293 for the nine months ended January 31, 2000 and 1999, respectively.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended April 30, 1999. The results of operations for the period ended January 31, 2000 are not necessarily indicative of the operating results for the full year.

Note 2

Acquisitions

Global Insight Group LTD

On December 6th 1999, we entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Global Insight Group LTD ("GIG") and its three operating subsidiaries. The consideration is payable entirely in shares of the IFS' common stock. The transaction is structured to provide for a minimal payment of three shares of the our common stock at closing, with substantially the entire consideration to be determined based on the future financial performance of the companies acquired.

In addition to the three shares issued at the closing, the purchase price has two components.

1). So-called `Buy-Out' which is measured by multiplying the net earnings of GIG for calendar year 2000 (determined in accordance with generally accepted accounting principles, but with certain special adjustments set forth in the Stock Purchase Agreement) by four (4) and by issuing to the sellers (the current shareholders of GIG) common stock of the IFS equal to the amount so computed. The agreement provides a collar (lower limit and upper limit) on the price at which the common shares will be valued. The purpose of setting forth the collar is to prevent undue dilution to the our existing shareholders in the event of a temporary drop in the price of the common shares during the computation period.

2). For the two calendar years of 2001 and 2002, the earnings of GIG will be computed in the same fashion. The earnings in each years will be reduced by 50%, and the amount so calculated will then be paid (year-by-year) by issuing additional shares of common stock of IFS. The procedures for calculating the share price and the collar provisions likewise apply to the issuance of shares at the completion of each of the three years after the closing.

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

We acquired all of the outstanding shares of capital stock of Holdings in exchange for $1.11 million, consisting of $840,000 in cash and approximately $238,000 representing the fair market value of 87,094 shares of preferred stock. Costs incurred in connection with the acquisition approximated $102,000. In accordance with provisions of the acquisition agreement, we initially recorded the issuance of preferred shares at an amount which considered an allowance for equity deficiencies of NCI. Pursuant to the acquisition agreement, additional common shares may be issued if the consolidated pre-tax profits of NCI exceeds certain levels during each of the three years ending April 30, 1999, 2000 and 2001 and during the three year period ending April 30, 2001. These issuances, if any will be treated as additional purchase costs. The acquisition was accounted for as a purchase and the operating results of NCI were included in the consolidated financial statements commencing February 1, 1998.

In July 1998, we acquired the remaining outstanding shares of capital stock of NCI for cash and stock valued at approximately $35,000.

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

Note 3

Earnings Per Share

Effective April 30, 1998, IFS adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS. The statement replaced the presentation of Primary EPS with a presentation of Basic EPS, and Fully Diluted EPS with Diluted EPS.

Note 4

Private Placement

On July 6, 1999, we sold $1,000,000 of convertible promissory notes. The notes are due in July 2001 and accrue interest at 10% per year. Interest does not accrue for a given month if the value weighted average stock price for the previous month, was at or above $3 per share or 90% of the lowest daily value weighted average stock prices over a specified period from 15 to 30 days prior to conversion. The purchasers received warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $3.07 per share subject to dilution. One investor and another company received $75,000 of additional convertible promissory notes and additional warrants to purchase an aggregate of 100,000 shares of our common stock. The proceeds of the note and warrant placement, after placement fees, were $965,000.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adapting TPII software products to meet the demands of larger EFT systems, (v) continued acceptance of our software products by a significant number of new customers, (vi) our continued relationship with computer manufacturers, (vii) acceptance of NCI Business Centre (TM) by a significant number of new customers.

Introduction

We are engaged in the business of developing, marketing, automating and supporting software for the EFT market. Our revenues have resulted from the licensing of its family of TPII software products and from revenue from NCI. The preparation of functional specifications, customization and installation of TPII software products and the training by IFS of the financial institution's personnel in the use of the TPII software products takes an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pay 30% to 50% of the project costs including licensing fees upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product. IFS recognizes revenue under the percentage of completion method for software installation contracts. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. NCI recognizes software license revenue upon installation and hardware revenues upon shipment. We also derive recurrent revenues from furnishing certain maintenance services to its customers for its products. We may also receive additional revenues for additional training of customer personnel and consulting services (collectively "service revenues"). With respect to revenues for maintenance services, we generally receive annual payments at the beginning of the contract year. Such payments are reflected as deferred revenues and are recognized ratably during such year.

Results of Operations

Total revenues of $3,871,943 for the quarter ended January 31, 2000 represent an increase of $1,681,354 or 76.8%, over total revenues of $2,190,589 for the quarter ended January 31, 1999. Total revenues of $10,092,607 for the nine months ended January 31, 2000 represent an increase of $2,528,071 or 33.4%, over total revenues of $7,564,536 for the nine months ended January 31, 1999. The increase in total revenues is primarily a result of an increase in software license and installation contract fees.

Software license and installation contract fees increased by $1,543,633 or 150.9% to $2,566,527 during the three months ended January 31, 2000 as compared to $1,022,894 for the three months ended January 31, 1999. Software license and installation contract fees increased by $2,058,788 or 51.8% to $6,030,175 during the nine months ended January 31, 2000 as compared to $3,971,387 for the nine months ended January 31, 1999. The increase is primarily a result of sales of the our latest product TP-CMS.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 68% of total revenues for the three months ended January 31, 2000 as compared to 86.6% for the three months ended January 31, 1999. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 85% of total revenues for the nine months ended January 31, 2000 as compared to 72.8% for the nine months ended January 31, 1999. The increase as a percentage of total revenues resulted primarily from the increase in revenues outside the United States generated by IFS. We expect total revenues from foreign countries to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, decreased to 65.7% for the quarter ended January 31, 2000, as compared to 73.4% for the quarter ended January 31, 1999. Gross profit, as expressed as a percentage of total revenues, decreased to 69.2% for the nine months ended January 31, 2000, as compared to 80.9% for the nine months ended January 31, 1999. Gross profit expressed as a percentage of total revenues decreased primarily as a result of royalties associated with distributors of TPII and TP-CMS as well as development costs associated with TP-CMS. These type of direct costs did not exist in the corresponding period.

The excess of cost over fair value of assets acquired in the NCI acquisition is approximately $1.2 million at January 31, 2000. This amount is being amortized on a straight line basis over eight years. Amortization expense for the three month periods ended January 31, 2000 and 1999 was $51,819 and $12,699 respectively. Amortization expense for the nine month periods ended January 31, 2000 and 1999 was $90,258 and $36,099 respectively. The increase in amortization expense is related to the additional goodwill associated with the issuance of earn out shares pursuant to the merger agreement with NCI.

Software costs capitalized for the quarter ended January 31, 2000 were approximately $228,000 as compared to approximately $239,000 for the quarter ended January 31, 1999. Software costs capitalized for the nine months ended January 31, 2000 were approximately $646,000, as compared to approximately $573,000 for the nine months ended January 31, 1999. Capitalized software costs relate to costs incurred with respect to electronic funds transfer software technology and the NCI Business Centre(TM) product. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net income was $85,401 for the quarter ended January 31, 2000, as compared to a net loss of $352,810 for the quarter ended January 31, 1999. Net income was $270,688 for the nine months ended January 31, 2000, as compared to net income of $296,619 for the nine months ended January 31, 1999. The increase in net income for the quarter resulted primarily from an increase in gross profit attributed to additional software license and installation contract fees net of an increase in operating expenses.

We have net operating loss carryforwards of approximately $3,800,000 as of April 30, 1999. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

TP-CMS is IFS' newest addition to the our product portfolio. TP-CMS has recently been installed at its first location and is being marketed worldwide. The product is an open architecture payment card management solution for credit, debit, electronic purse cards and biometric identification. Incorporating the latest technologies available for information management, TP-CMS enables IFS to provide a complete migration of a bank's payment card systems to state-of-the-art solutions. Presently, there are several financial institutions who have contracted to have TP-CMS implemented in conjunction with TPII. We believe that if the product is accepted by the EFT industry it could contribute significantly to the results of operations. However, we can not provide any assurance that the product will be successful and can not estimate the impact, if any, on earnings.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds has historically been its operating revenue. Our working capital increased from $1,666,451, at April 30, 1999 to $2,777,896 at January 31, 2000, primarily due to the net increase in costs and estimated earnings in excess of billings on uncompleted contracts.

We believe that anticipated cash flow from operations and the availability of a $600,000 line of credit will be sufficient to finance our working capital requirements for the foreseeable future. Our estimate is based upon its ability to obtain licensing agreements through our IFS subsidiary as currently projected. We may need additional financing if these revenues are not received. However, since a portion of TPII software contracts are not paid until acceptance by the customer and, as a result, we are required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.

QUARTER TO QUARTER SALES AND EARNING VOLATILITY

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. We can experience long delays (i.e., between three to twelve months) before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer system. In addition following execution of the agreement, the preparation of functional specifications, customization and installation of software products and the training by IFS of the financial institution's personnel in the use of the TPII software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Accordingly, our revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole. Additional factors effecting quarterly results include the timing of revenue recognition of advance payments of license fees, the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of EFT.

INFLATION

We have not experienced any meaningful impact on its sales or costs as the result of inflation.

YEAR 2000

We believe that we have successfully completed its Year 2000 activities. No events or issues occurred that have had a material effect on our results of operations or financial position.

We did not experience any computer programming failures related to Year 2000 that had a material effect on business operations. We are not aware of any significant problems experienced by our customers regarding the Year 2000 which resulted in financial difficulties for them.

The estimated costs of the Year 2000 issues did not have a significant impact IFS' results of operations, liquidity or capital resources.

               IFS International Holdings, Inc. and Subsidiaries
                       (Formerly IFS International, Inc.)

                           Part II - Other Information

Item 1  -   Legal Proceedings

We are not a party to any pending material legal proceedings.

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


             Date: March 16, 2000
             IFS International Holdings, Inc. (Formerly IFS International, Inc.)

             By:

             /s/ David L. Hodge
             -----------------------------
                 David L. Hodge
                 President and Chief Executive Officer

             /s/ John P. Singleton
             -----------------------------
                John P. Singleton
                Chairman