Form 10KSB
period 2000-04-30
IFS INTERNATIONAL HOLDINGS INC
filed 2000-08-07
CIK 808310

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 1-12687

                        IFS INTERNATIONAL HOLDINGS, INC.

                 (Name of small business issuer in its charter)

           Delaware                                     13-3393646
           --------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           Rensselaer Technology Park, 300 Jordan Rd., Troy, NY 12180

               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (518)283-7900
                                  -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $13,006,270

The aggregate market value of the Common Stock held by non-affiliates on July 21, 2000 was approximately $6,803,492.

As of July 21, 2000 there were 4,066,491 shares of IFS International Holdings, Inc. Common Stock outstanding.

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

ITEM 1. Business

Developments

IFS International Holdings, Inc., a Delaware corporation, is engaged in the business of developing, marketing and supporting software products for electronic funds transfer, retail, e-commerce and retail banking markets. These markets are served primarily through the Company's two wholly owned subsidiaries, IFS (IFS International Inc., a New York corporation)and NCI (Network Controls International, Inc., a North Carolina corporation).

We were incorporated in Delaware in September 1986 under the name Wellsway Ventures, Inc. Wellsway Ventures, Inc. subsequently changed its name to IFS International, Inc. and has again changed its name to IFS International Holdings, Inc. Our principal offices are located at Rensselaer Technology Park, 300 Jordan Road, Troy, New York 12180 and our telephone number is (518) 283-7900.

On January 30, 1998, we acquired NCI Holdings, Inc. NCI Holdings, Inc. owned approximately 94% of the issued and outstanding shares of capital stock of Network Controls International, Inc., which develops and markets software products for bank automation. On June 1, 1998 Network Controls International, Inc. was merged into NCI Holdings, Inc. and NCI Holdings, Inc. subsequently changed its name to Network Controls International, Inc. In July 1998, we acquired the remaining outstanding shares of capital stock of NCI for cash and stock valued at approximately $35,000.

On December 6th 1999, IFS entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Global Insight Group LTD, a UK corporation and its three operating subsidiaries. The consideration is payable entirely in shares of our common stock. Global Insight Group principal's received three shares of our common stock at closing, with substantially the entire consideration to be determined based on the future financial performance of the companies acquired.

For the calendar year 2000, we are required to issue an additional number of shares equal to 4 times net income or as defined in the agreement. For years 2001 and 2002 we are required to issue a number of shares having market value equal to 50% of net income which is to be reduced to 30% if the value of the consideration shares exceeds $1.2 million.

On March 16, 1999, our stockholders approved an amendment to the terms of the Series A convertible preferred stock pursuant to which each share of preferred stock was (i) convertible into 1.1 shares of common stock instead of one share of common stock and (ii) automatically converted into such adjusted conversion number of shares of common stock on April 1, 1999. Therefore, the then outstanding shares of the Series A preferred stock became 1.1 shares of common stock and each redeemable Series A convertible preferred stock purchase warrant is now exercisable into 1.1 shares of common stock at a then exercise price of $6.25 (or approximately $5.68 per share) until February 21, 2002.

We have concluded several private placements as referenced in item 6, liquidity and capital resources.

Introduction to Business

TPII is IFS' family of open architecture software products for payment card ATM/EFTPOS terminal management, payment card authorization, domestic and international transaction switching and management information. The product supports magnetic stripe, Chip and Stored Value Card reloads, and utilizes Oracle's RDBMS technology to meet customers' business requirements.

TP-CMS is IFS' newest addition to our product portfolio. TP-CMS has been installed at its first location and is being marketed worldwide. The product is an open architecture payment card management solution for credit, debit, electronic purse cards and biometric identification. Incorporating the latest technologies available for information management, TP-CMS enables IFS to provide a complete migration of a bank's payment card systems to state-of-the-art solutions. Presently, there are several financial institutions that have contracted to have TP-CMS implemented in conjunction with TPII.

An EFT (Electronic Funds Transfer) system of a bank or other financial institution permits the processing of transactions involving credit cards and debit cards (e.g., ATM cards). An EFT System typically consists of one or more of the following facilities in various configurations: automatic teller machines , point of sale terminals, a host computer of the financial institution and regional, national and international networks, such as MasterCard/CIRRUS, NYCE, MAC, EUROPAY or Visa/PLUS. TPII software products primarily route and authorize the processing of transactions through an EFT System.

TPII software is offered in separate modules which perform different functions, including (i) interfacing with ATMs (Automated Teller Machines), POS (Point of
Sale) terminals, a financial institution's host computer and financial networks,
(ii) updating credit and debit card information, (iii) providing stand-in authorization for transactions when the financial institution's host computer is not operating, (iv) computing fees for processed transactions (v) generating reports, and (vi) processing smart card transactions. The TPII software products are typically installed at the financial institution's main processing facility. TPII software is also capable of managing EFT Systems that involve the "loading" of value on smart cards. A smart card is a plastic card with an electronic chip that acts as a small computer which can enable the holder to "load" a fixed amount of purchasing power or cash equivalent on the card as authorized. Additionally TPII has been designed to be totally extendible with regard to the devices it can support. This has been accomplished by insulating the CORE business logic from the device specific protocol. Examples of this include introduction and support of home banking and personal ATM's.

IFS principally derives its revenues from the licensing of its family of software products. A substantial portion of such revenues are generated by licensing through or to computer manufacturers, which incorporate TPII and TP-CMS software products into a turnkey system installed at a financial institution. The preparation of functional specifications, customization and installation of TPII and TP-CMS software products and the training by IFS of the financial institution's personnel in the use of the products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. IFS generally receives payment of a substantial portion of the license fee prior to the final acceptance by the customer. IFS provides its customers with maintenance services for its software products for a separate fee. IFS also offers other support services, such as additional training of customer personnel, project management and consulting, for additional consideration.

NCI provides bank platform automation and networking solutions to large financial institutions worldwide. NCI released its newest product line, NCI Business Centre (TM), in August 1999 with pilot implementations at two US banks. NCI Business Centre (TM) is an all web and browser-based solution that provides a single application and technology to automate business functions across any business channel in a bank, namely CRM, teller, platform sales and service, call center, and Internet banking. Cost of ownership, reusability of business functions across multiple channels, and a single technology for both Intranet and Internet based networks are just some of the advantages customers achieve with NCI's innovative application solution, combined with the power of the Microsoft Windows DNA-fs technologies (Distributed Internet Architecture for Financial Services). Since the products initial release, NCI has developed a comprehensive, customer relationship management business channel offering, that is scheduled for production availability in November 2000.

NCI is headquartered in Charlotte, North Carolina.

NCI GmbH, a wholly owned subsidiary of NCI, based in Germany, was established in 1988 and operates primarily as a reseller of NCI products throughout Germany, Switzerland, Italy, and Austria. NCI Ltd., a wholly owned subsidiary of NCI, based in London, was established in January 1990. With a business focus on systems integration, money brokering consulting, software product development, and software product integration, NCI Ltd. provides solutions to customers across Europe. NCI Ltd. recently expanded its business with its money brokering customers to offer services in other major financial centers by opening an operation in New York City called NCI America, Inc.

As a result of the acquisition of Global Insight Group, Ltd., we now provide a business consulting division as well as a specialized training division offering both in-house and external training courses to the financial industry.

BUSINESS OF THE COMPANY

Software / Hardware Products

TPII software products are EFT Systems managers, primarily acting to facilitate the processing of debit card or credit card transactions or the "loading" of value to smart cards. TPII products primarily route and authorize the processing of transactions through an EFT system, thereby enabling the system to interface or communicate with other systems and networks, as well as to provide other functions. Such transactions involve several steps managed by an EFT system. First, the bank customer or a retailer inserts the customer's debit, credit or smart card issued by the bank into an ATM, POS terminal or smart card "load" device thereby requiring authorization of a transaction. The request is routed to a network or bank computer for authorization after performing several pre-authorization checks typically deferred by the institution; the authorization message is then returned to the terminal at which the transaction was originated and the transaction is then completed. The whole process is generally accomplished within thirty seconds or less. Most EFT systems operate twenty-four hours a day, seven days a week.

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

TP-CMS is IFS' card management product. TP-CMS modules extend the existing functionality of the TPII family of products to encompass all aspects of payment card processing, including multi-function smart cards.

TP-CMS was created in response to demand from the banking industry to create a user-friendly, card management platform that conforms to industry standard components and follows the open systems and scalable technology approach of the existing TPII transaction management system. The banking community is driving a need for technological solutions which address simplified cardholder application processing, card production, card management, account management, customer service and transaction settlement and reporting. Conversely, there exists an even more prevalent need to provide efficient merchant application processing, merchant account management, merchant service, and settlement and reporting of point of sale transactions. TP-CMS has been designed to specifically address all of these needs.

As a software company involved in the implementation of smart card technologies in association with VISA, Mastercard and Europay, we have specifically designed TP-CMS with extensive capabilities for the management of multi-function smart card management programs.

Like TPII, TP-CMS fully utilizes industry standard components as its fundamental building blocks and is designed to provide a seamless addition to any IT topology. TP-CMS utilizes the Oracle relational database to provide a graphical user interface and extensive capabilities in the area of report generation. Operating on the widest range of UNIX hardware platforms and supporting the mainstream communication protocols, including TCP/IP and X.25, TP-CMS combines 7X24 availability with a simple operation interface. TP-CMS also supports both multi-currency and multi-bank environments.

TP-CMS comprises two main components: TP-CMS issuer and TP-CMS acquirer. TP-CMS issuer provides all the facilities and functions needed to deliver card services to the most demanding of customers. The issuer modules provide support for all types of card products, including Credit, Debit, Corporate, Purchase, Affinity and Loyalty, and manages the application process, issues cards - magnetic stripe or chip, and generates PIN in a secure manner using standard hardware security modules. TP-CMS acquirer provides all the facilities and functions needed to manage merchants - from application processing, opening of the merchant's account through to the calculation of commissions and settlement. TP-CMS acquirer has been designed as a multi-acquirer system and supports several merchant levels to provide a comprehensive and flexible reporting capability.

NCI entered the application software market in 1989 with the NCI BANC-Mgr(TM) product, a full featured bank teller and platform sales and support automation system. The solution allows a bank to automate their branch in supporting customers at teller lines and in new product sales and service with a powerful PC based application solution. In 1993, NCI introduced NCI ClientServer Mgr(TM) as an integral part of the configuration of current solutions. NCI ClientServer Mgr(TM) is a middleware support solution designed to manage all of the computing resources on a local area network in conjunction with an application solution. The product is marketed and sold separately as an alternative for the IBM LANDP middleware support product. NCI is marketing its new flagship product called NCI Business Centre (TM), a browser-based enterprise retail delivery solution that is designed to automate all delivery channels in an organization: customer relationship management, platform, teller, call center, and virtual banking, under a single technology.

NCI's Wizard(TM), XOVER(TM), ThinClient(TM) and BANC-Mgr(TM) solutions provide tactical solutions to financial institutions by allowing for a low cost migration strategy from the legacy IBM 4700 environment to a PC based environment.

Licensing, Services and Training

IFS licenses its TPII and TP-CMS software products pursuant to a non-exclusive perpetual licensing agreement. Under these agreements, the customer receives the non-exclusive right to use one copy of the software product on designated equipment upon payment of a one-time fixed license fee. IFS trains the financial institution's personnel in the use of the software products as part of the license fee.

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

The TPII and TP-CMS software products generally involve customization to enable the software to interface with a customer's unique host software and to meet the particular needs of the customer. For example, each financial institution has different software operating various ATMs or POS terminals, as well as bank and Network computers, requiring modification to configure with the IFS' TPII and TP-CMS software. Licenses for TPII and TP-CMS software products generally begin at $180,000 and average approximately $300,000 per contract depending upon the modules selected. When sold together, TPII and TP-CMS contracts have averaged approximately $750,000. Payments under these types of contracts are usually made in several stages commencing with signing of the license agreement and then as certain milestones are completed.

IFS and NCI generally warrant their software products for 90 days. Subsequent to the warranty period of the software products, they provide maintenance services with respect to such software products. Yearly service fees are typically 15% of the original software license fee, subject to annual increases based on changes in the consumer price index in the United States, and are generally payable annually in advance. During the period of service, the customer receives any new program releases, which contain functional enhancements and documentation updates that we deem necessary. Hardware products are generally warranted for one year.

For an additional fee, IFS will provide additional training of customer personnel. Depending on the complexity of the customer's system, training can take from 2 days to 4 weeks.

Oracle Corporation has granted IFS, in exchange for the payment of royalties to Oracle, a nonexclusive license to use, and grant sublicenses with the respect to, the Oracle relational database software which is incorporated into the TPII software products. NCI participates in Oracle Partner Program with the NCI Business Centre (TM) product.

There is little customization involved with NCI's legacy software products. Licenses for NCI software products can vary in price significantly dependent upon the type of license purchased. An enterprise license can be for several hundred thousands of dollars versus a significantly lesser amount for a single user license.

Special Development Contracts

IFS has acquired a 42% stake in Electronic Transactions Network Ltd. (ETN) a processing center in Bangladesh which has not begun operations. ETN has also licensed IFS International's TPII software to manage its Automated Teller
Machines and Point of Sale devices and to act as a switch. We also hold two seats on the ETN Board. ETN was formed to provide ATM and POS support to the Bangladesh financial community and has the full support of the country's authorities. ETN will process transactions for its member banks, which currently include the Hong Kong and Shanghai Bank, and will also provide bill paying services via ATMs for the Bangladesh Telephone Company and other utilities.

IFS performs specialized software modifications or enhancements to its software products for its customers. IFS generally receives a fee for the modification and has all proprietary rights to the software developed and may then include the modification in its standard software products. IFS finds these contracts to be beneficial because of the resulting enhancements to its base software products.

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

In 1994, IFS entered into a strategic alliance with Compaq Computer Corporation, formerly known as Digital Equipment International BV, pursuant to which Compaq agreed to market on a nonexclusive basis TPII software products in connection with Compaq's world-wide sale of its computers for EFT systems. In connection with Compaq's sale of computers for EFT Systems, Compaq, rather than the financial institutions, is generally the licensee of IFS' TPII software products. For the fiscal years ended April 30, 2000 and 1999, approximately 11% and 7%, respectively, of our total revenues were derived pursuant to this relationship. We are not currently as dependent upon this relationship as we were in prior years and would not be adversely affected by the loss of such relationship.

IFS has recently entered into alliances with other computer manufacturers.

In May 2000, IFS has signed a independent application software provider co-marketing agreement with Stratus Computer. IFS and Stratus have agreed to leverage their respective global customer bases to effectively cross-market both IFS' TPII and TP-CMS products and Stratus' mission critical computing platforms to the worldwide financial services community. By aligning product marketing efforts, the two companies bring a proven fault tolerant solution to financial services organizations supporting round-the-clock, compute-intensive EFT transactions.

We have also introduced the "e-chip" program specially designed to help Visa member banks introduce chip products. The "e-chip" program offers Visa members the ability to migrate to a chip based solution with minimum risk through the implementation of open architecture products, TPII and TP-CMS. The IFS "e-chip" solution has the ability to migrate to chip from initial planning and consultancy through to implementation of solutions. IFS in conjunction with Visa International, has devised the program in response to demand from Visa member banks for a simplified and cost effective method of integrating chip products into their payment card solutions. We have a range of product solutions for both existing and new customers, including those wishing to migrate from an older technology base. IFS' TPII product has been installed at Visa Processing Centers in the UK, Japan and the USA providing the Visa Cash reload functionality for Visa members throughout those regions. IFS has also delivered Visa Smart Debit/Credit functionality to individual financial institutions.

IFS has further developed its worldwide alliance with Sun Microsystems, Inc by working together in the development of leading edge solutions in the EFT, POS and payments management arena. They will jointly offer the technologies and experience to help banks, financial institutions and financial service customers develop, deploy, manage and support their critical retail payments infrastructure.

In September 1999, IFS entered into a software distribution agreement with ICL to distribute our TPII and TP-CMS software products. ICL is a global IT services company. It designs, builds and operates information systems and services for customers in the retail, finance, government, telecoms, utilities and travel markets. The company has operations in over 40 countries and employs over 22,500 people. IFS has recently worked together with ICL in securing a major contract at a financial institution in Zimbabwe. ICL and IFS have also worked together in Europe and the USA, and recently co-operated on major sales involving
ICL/Fujitsu Automatic Teller Machines (ATMs) and Point of Sale (POS) devices. ICL has now signed a re-licensing agreement with IFS for the TPII and TP-CMS products. Pursuant to this agreement, ICL, will market IFS' products to existing and new customers. For the fiscal year ended April 30, 2000, approximately 2% of our revenues were derived pursuant to this relationship.

In 1998, IFS entered into a re-licensing agreement with Banking Production Center, which is located in the Russian Federation. IFS has agreed to allow Banking Production Center to market our TPII products in the Russian Federation, Commonwealth of Independent States and the "Stans" including Kazhakstan. In 1999, IFS entered into a separate re-licensing agreement, also with Banking Production Center. This agreement allows Banking Production Center to market our TP-CMS product in the Russian Federation. For the fiscal year ended April 30, 2000, approximately 5% of our total revenues were derived pursuant to these relationships. IFS expects revenues, as a result of the relationships to continue to grow in the future and therefore, the loss of these relationships could have an adverse effect on IFS.

IFS  has  also  entered  into  a  number  of  other   distributor  and  alliance
relationships within international and regional organizations. IFS expects revenue to be generated from these sources in the future.

IFS' software product information is disseminated by its partners through in-house newsletters and other promotional tools. Products are also advertised, to a limited extent, in user publications and at various trade shows.

IFS markets our products directly through a sales team directed by Gary Larkin, our Senior Vice President of Sales and Business Development. IFS also markets its products through a growing number of sales agents and distributors. Presently, the sales and marketing staff comprises 16% of IFS' total staff, as compared to 17% at April 30, 1999 Mr. Larkin is located in California. Simon J. Theobald directed our marketing and sales efforts through April 30, 2000.

James Ling, who was formerly NCI's regional sales manager for Asia/Pacific now dedicates 100% of his time to market IFS products in the same region. In August 1999, IFS completed the registration process in order to do business in Australia and now has a branch office there.

NCI markets its products primarily through Per Olof Ezelius, its President and CEO together with Ken Russell, NCI Vice President of North American Operations, Drew Lamparello, Vice President of Product Management and Marketing, Garry Benson, Managing Director of NCI Ltd., and Hartmuth Nitze, Managing Director of NCI GmbH. Mr. Ezelius, Mr. Russell, and Mr. Lamparello are located at NCI's headquarters in Charlotte, NC.,

NCI also markets its products through several regional re-sellers worldwide.


Backlog and Deferred Maintenance Service Revenues

   Backlog

As of April 30, 2000 and 1999, we had backlog of approximately $1,741,000 and $1,499,000 respectively, in software installation contract fees and hardware orders. Backlog was approximately $1,288,000 and $453,000 for IFS and NCI respectively at April 30, 2000. The increase in backlog is primarily a result of an increase in NCI orders at April 30, 2000. We include in our backlog all license and service fees pursuant to executed orders or license agreements not included as revenues under the percentage of completion method to the extent that we contemplate recognition of the related revenues within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

   Deferred Maintenance Service Revenues

Deferred maintenance service revenues decreased by approximately $53,000 as of April 30, 2000 compared to April 30, 1999. We had deferred maintenance service revenues of approximately $648,000 and $701,000 at April 30, 2000 and April 30, 1999, respectively. Deferred maintenance was approximately $448,000 and $200,000 for IFS and NCI respectively at April 30, 2000 and approximately $567,000 and $134,000 for IFS and NCI respectively at April 30, 1999. The decrease in deferred revenue related to maintenance services is primarily a result of some customers being billed in quarterly installments, rather than making annual payments as they did in previous years.

There are several systems which are not yet installed, therefore have not yet begun maintenance. These customers are expected to begin maintenance in the foreseeable future. Therefore as more IFS software products are installed and NCI software licenses are sold, maintenance revenues are expected to increase.

Competition

The development and marketing of software for financial institutions is highly competitive. Many of our competitors have greater financial resources than we do. In addition, many of the larger financial institutions have developed their own systems internally. However, we believe our current software products will continue to be competitive based on cost and technology.

IFS software products face strong competition from proprietary (legacy) and UNIX-based software. In the international EFT market, well established worldwide competition includes Transaction Systems Architects, Inc., Deluxe Data Systems, Inc., SDM International, Inc., S2 Systems, Inc., a subsidiary of Stratus, SLM Software, Inc., Consolidated Software, Mosaic's Position and Oasis Systems, whose products run on Tandem or Stratus fault-tolerant computers with proprietary operating systems or on IBM host or industry standard computers with UNIX operating systems.

We are aware of only a limited number of companies primarily marketing UNIX-based products for EFT Systems. We are also aware that S2 Systems, Inc. has developed its own UNIX-based transaction processing package and Transaction Systems Architects, Inc. has begun to market a UNIX-based product, TRANS 24.

There are numerous companies that offer EFT outsourcing services. These third party providers primarily drive ATMs belonging to financial institutions. A significant portion of all of ATM transactions in the USA are processed by these third party providers. The principal companies in this area are: Electronic Data Systems (EDS), Deluxe Data Corporation, Affiliated Computer Services, Inc., Fiserv, Inc., Money Access Services (MAC), Information Services and First Data Corporation.

The retail POS market is rapidly growing and numerous participants are positioning themselves to capture various segments of the market. Most of these companies are well established, have greater financial resources than us and an established customer base. There can be no assurance that we can make any inroads in this highly competitive marketplace or that its efforts will be successful.

In the smart card market, other financial institutions and companies, including certain institutions and companies which have greater resources than ours, have developed and are developing their own smart card technology. We are unable to predict which technology, if any, will become the industry standard.

NCI has limited direct competition with most of its IBM 4700 migration products as we are unaware of any equivalent products that are offered by industry suppliers. There are several competitors for NCI's 3270 Coax solution and IBM's LANDP product is a competitor for NCI's middleware product NCI ClientServer-Mgr. The NCI Business Centre (TM) enterprise retail delivery solution competes with the major branch automation solution providers, such as IBM with it's CT product, ARGO Data, Siebel with its CRM solutions, NCR with it's SellStation product and Broadway and Seymour with it's TouchPoint product. NCI also experiences competition with core banking solutions that include a branch and teller system integrated with their product, like Alltel, OSI, FISERV, Jack Henry and Associates, and Unisys. Most of its competition comes from competitors with substantial financial resources who possess greater abilities to market their products and withstand general economic and sales volatility.

Although all of the competitors of the NCI Business Centre (TM) Product offer similar business functions, NCI does not believe that competitors have an enterprise wide, browser-based solution that allows customers to re-use common business objects across multiple delivery channels through the use of the same technology platform. NCI provides seamless financial device integration and legacy host system access as part of our core product offering. Competitors do not traditionally provide this complete end-to-end solution and require additional vendor products to provide a fully integrated application solution.

 Software Development And Future Products

Competition, technological advances, changes in customer requirements, deregulation and other regulatory changes affecting financial institutions necessitate an ongoing enhancement and development effort to meet the comprehensive processing needs of banks and other financial institutions. As a result, we will continue ongoing expenditures for enhancement of our existing software products that take advantage of technological advances and respond to the increasingly sophisticated requirements of our customers. Enhancements to existing customers are delivered as add-ons to the licensing agreements for additional license fees or as new license agreements.

IFS will have several research and development projects in progress during the next fiscal year. This includes the next release of TP-CMS, as well as full common electronic purse support. This will include funds pool management. IFS also plans to release a new product called PosPay.

IFS has formed a global development and marketing partnership with Australian E-commerce payment gateway company, DCS (Data Card Systems Limited). IFS, in conjunction with DCS, will develop a fully secure, end-to-end Internet payment solution system called PosPay, which will be available to clients around the world. PosPay is being developed by IFS and DCS for use in electronic payments to the banking system via the Internet. PosPay is being developed to handle high volume e-commerce transactions and also to provide banking standard security via the Internet.

We believe that our software products can be adapted for Internet/home banking. We are currently testing a home banking system utilizing the NCI Business Centre
(TM) product and TPII software.

IFS will also attempt to market additional services to the EFT industry. New products may be developed internally or obtained through acquisitions.

Research and development expenses for the fiscal year ended April 30, 2000 were approximately $1,325,000 as compared to approximately $1,945,000 for the fiscal year ended April 30, 1999. Research and development expenses for the fiscal year ended April 30, 2000 were approximately $771,000 and $554,000 for IFS and NCI respectively.

Proprietary Rights

We do not own any patents or registered copyrights. We rely on a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights. We distribute our software products under software license agreements which typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. We also seek to protect the source code of our software products as a trade secret. We also obtain confidentiality agreements from our employees, customers and others who have access to our software products. Despite these precautions, there can be no assurance that misappropriation of our software products and technology will not occur.

IFS has its name and logo registered with the U.S. Patent and Trademark Office. IFS also has two registrations pending at the Trademark Office. One for each of its products, TPII and TP-CMS.

Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us. Further, there can be no assurance that intellectual property protection will be available for our products in certain foreign countries.

Regulations

Our applications are utilized primarily by financial institutions. Such institutions are subject to state, federal or foreign regulation. Hence, it is possible that banking regulations may have a material effect on our operations. In addition, the software products are subject to export regulations, including regulations relating to encrypted software, which require prior approval of the licensing of the software to customers located in foreign countries. To date, however, we have not experienced problems complying with these regulations.

Employees

As of April 30, 2000, we had ninety-five employees, eighty-eight of whom were full time. Ten employees comprise the direct sales force; fifty-eight employees are involved in product development, technical support and services and twenty-seven employees are involved in office administration. We intend to hire additional sales staff in the next fiscal year. Additionally, we engage various consultants from time to time to assist with product development and enhancements to existing products.

We believe we can continue to attract skilled personnel for all areas and have been able to keep turnover to a minimum. However, the competition to employ skillful professionals is intense. None of the employees are covered by a collective bargaining agreement and there have been no work stoppages. Management believes that relations with its employees are good.

ITEM 2. Properties

In March 1997, IFS purchased a ground lease expiring in May 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. The Ground lease is subject to a mortgage in the amount of $2,081,442.

The Town of North Greenbush Industrial Development Agency passed a resolution on March 25, 1997 authorizing the IDA to provide certain financial assistance to IFS upon the completion of certain events, including financing of the property and its renovation. Such Financial Assistance was in the form of (i) a New York State sales tax abatement, (ii) a mortgage recording tax exemption and (iii) graduated payments by IFS in lieu of real property taxes with respect to such property.

Our European office is leased and is located at Salamander Quay (West), Park Lane, Harefield, Uxbridge, Middlesex, UB9 6NZ, England. This office consists of approximately 890 square feet. The term of this lease expires in June 2005. The annual base rental amount is approximately $28,000.

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

ITEM 3. Legal Proceedings

On June 29, 2000 MDB Capital Group LLC filed a statement of claim through the American Arbitration Association against us. MDB has claimed that it has been damaged by our failure to timely file a registration statement covering their shares underlying a warrant to purchase 300,000 shares of our common stock. They have claimed damages in the amount of $2,193,000 based on the highest price of our common stock subsequent to the time MDB believes a registration statement would have been effective plus attorneys' fees and costs. We believe that the registration statement has been delayed because of legal issues relative to MDB. In addition, we may assert claims against MDB for their failure to perform under the advisory agreement entered into contemporaneously and as partial consideration for the warrant issued.

We have also received a claim on behalf of purchasers which acquired their shares in a private placement in July 1999. The purchasers claim that they are entitled to liquidated damages in the minimum amount of $175,000 because of alleged delays in completing registration of their securities. They also claim that we violated the agreement by filing additional registration statements for other parties. We believe the claim is without merit as the delay in registering the underlying common shares was caused by unresolved questions concerning these security holders and their inability to timely provide information to us in connection with the registration statement.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Prior to April 1, 1999, our common stock had been quoted on the Nasdaq SmallCap Market under the symbol "MNYC". Commencing on April 1, 1999, the common stock has been quoted on The Nasdaq SmallCap Market under the symbol "IFSH." We also changed the symbol for the redeemable stock purchase warrants from "MNYCW" to "IFSHW" at the same time. Prior to April 1, 1999, our Series A convertible preferred stock had been quoted on the Nasdaq SmallCap Market under the symbol "MNYCP". On March 16, 1999, our shareholders approved an amendment to the terms of the preferred stock pursuant to which each share of preferred stock was (i) convertible into 1.1 shares of common stock instead of one share of common stock and (ii) automatically converted into such adjusted conversion number of shares of common stock on April 1, 1999. Therefore, the then outstanding shares of preferred stock became 1.1 shares of common stock and each warrant became exercisable into 1.1 shares of common stock at an exercise price of $6.25 per
1.1 shares (or approximately $5.68 per share) until February 21, 2002. As a result of provisions in the warrant agreement, each warrant now entitles the registered holder to purchase one and thirty three hundredths (1.33) shares of common stock at a price of $6.25 per warrant (or $4.71 per share).

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

                                               SERIES A
                      COMMON STOCK         PREFERRED STOCK         WARRANTS

Quarter Ended        High*    Low*         High*   Low*         High*    Low*
----------------    -------  -------     -------  -------      -------  -------
April 30, 2000       $9.81    $3.16        -       -            $4.41    $0.38
January 31, 2000     $4.38    $1.00        -       -            $0.81    $0.19
October 31, 1999     $3.19    $0.91        -       -            $0.72    $0.28
July 31, 1999        $3.31    $2.06        -       -            $1.00    $0.47
April 30, 1999       $4.25    $2.00        $3.38   $2.25        $1.50    $0.63
January 31, 1999     $3.50    $2.00        $3.38   $2.13        $1.50    $0.63
October 31, 1998     $3.25    $1.25        $3.00   $1.13        $1.50    $0.25
July 31, 1998        $3.00    $1.38        $2.50   $1.06        $1.06    $0.19
April 30, 1998       $5.63    $2.75        $10.25  $1.88        $3.75    $0.56
January 31, 1998     $6.88    $4.50        $9.88   $6.50        $4.00    $2.13
October 31, 1997     $7.75    $5.50        $12.00  $9.00        $4.00    $2.63
July 31, 1997        $9.00    $4.25        $11.50  $6.00        $6.25    $2.75

* The sources of such quotations are Nasdaq and IDC.

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

As of April 30, 2000 there were approximately 123 recordholders and 2,177 beneficial owners of common stock.

As of April 30, 2000 there were approximately 21 recordholders and 502 beneficial owners of the warrants.

We have not paid a dividend on our outstanding securities. We plan to retain any future earnings for use in our business and, accordingly, we do not anticipate paying dividends on our common stock. The payment of any dividends on the common stock will be at the discretion of the our board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board of directors.

Issuance of Securities

We issued the following securities which were unregistered under the securities act of 1933 during the fiscal year ended April 30, 2000 exclusive of securities pursuant to employee benefits plan:

(a) a total of 1,051,716 shares of our common stock were issued to one of our directors pursuant to a plan and merger agreement entered into in 1998. Additional shares may be issued in the future pursuant to the acquired company's financial performance. The issuance was exempt from the registration requirements of the securities act pursuant to section 4 (2) thereof.

(b) a total of 3 shares of our common stock were issued to 3 individuals as part of an acquisition agreement. Additional shares may be issued in the future pursuant to the acquired company's financial performance. The issuance was exempt from the registration requirements of the securities act pursuant to section 4 (2) thereof.

(c) a total of 90,000 shares of our common stock have been issued to warrant holders as a result of the exercise of such warrants. These warrant holders provided us with bridge financing in September 1996. The issuance was exempt from the registration requirements of the securities act pursuant to section 4 (2) thereof.

(d) a total of 200,000 shares of our Series B preferred stock have been issued to an investor. These securities are convertible into common stock using the following formula; Each share of the preferred stock is convertible into shares of common stock calculated by dividing ten dollars ($10.00), by the lower of $5.44 or 90% of the then market value through March 23, 2000 and 82% of market thereafter. We also issued warrants to purchase 200,000 shares of our common stock at $5.44 per share. Warrants to purchase a total of 100,000 shares of our common stock have been issued to J.P. Turner and Company as partial consideration for a finders fee in connection with this transaction. The issuance was exempt from the registration requirements of the securities act pursuant to section 4 (2) thereof.

(e) Warrants to purchase a total of 200,000 shares of our common stock have been issued to Continental Capital who is a firm that provides us with financial public relations services. Each warrant is for 50,000 shares at the following per share prices; $8.50, $10.00, $12.50, and $15.00. We have also agreed to issue Continental Capital additional options on the one year anniversary date of the execution of the contract to purchase 200,000 shares at various exercise prices. Each option is for 50,000 shares at prices of 125%, 150% 175%, and 200% of the closing bid on the one year anniversary date of the execution of the contract. The issuance was exempt from the registration requirements of the securities act pursuant to section 4 (2) thereof.

(f) Warrants to purchase a total of 850,000 shares of our common stock have been issued to Commonwealth Associates, L.P. who is a firm that provides us with strategic advisory services related to corporate finance and other financial service matters. The warrants are pursuant to an advisory agreement with Commonwealth The term of the agreement is for an initial term of four months commencing on January 25, 2000 renewable at the mutual discretion of us and Commonwealth. Commonwealth received $10,000 as an advance against expenses and receives a monthly retainer. There are provisions in the advisory agreement in which Commonwealth will receive additional compensation in the event of any financing obtained by us through Commonwealth. The warrants are at exercise prices ranging from $2.00 per share to $3.50 per share. The issuance was exempt from the registration requirements of the securities act pursuant to section 4 (2) thereof.

(g) Convertible notes in the aggregate amount of $1,075,000 have been issued to a group of investors. The notes may be converted to common stock by the holders at the lower of $3.00 per share or 90% of the market value, as defined in the agreement. At April 30, 2000 the notes were convertible into approximately 350,000 shares of our common stock. We also issued them warrants to purchase a total of 200,000 shares of our common stock at an exercise price of $3.07.


ITEM 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

We are engaged in the business of developing, marketing, automating and supporting software for the EFT market. Our revenues have resulted from the licensing of our family of TPII and TP-CMS software products and from revenue from NCI. The preparation of functional specifications, customization and installation of TPII software products and the training by IFS of the financial institution's personnel in the use of the TPII software products takes an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pays 30% to 50% of the project costs including licensing fees upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product. Fees from licenses are recognized as revenue upon delivery of core software, provided fees are fixed or determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that payment of the license fees is not dependent upon the performance of the consulting services. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting. Several of our license fee arrangements allow for extended payment terms (generally one to two years). The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. NCI recognizes software license revenue upon installation and hardware revenues upon shipment. We also derive recurrent revenues from furnishing certain maintenance services to our customers for our products. We may also receive additional revenues for additional training of customer personnel and consulting services. With respect to revenues for maintenance services, we generally receive annual payments at the beginning of the contract. Such payments are initially reflected as deferred revenues and are recognized ratably during the year.

Results Of Operations

Fiscal Year Ended April 30, 2000 Compared With Fiscal Year Ended April 30, 1999

Total revenues of $13,006,270 for the fiscal year ended April 30, 2000 represent an increase of $2,841,652, or 28%, over total revenues of $10,164,618 for the fiscal year ended April 30, 1999. The increase primarily resulted from an increase in software license and installation contract fees.

Software license and installation contract fees for the fiscal year ended April 30, 2000 increased by $2,815,018 or 59.2%, over software license and installation contract fees for the fiscal year ended April 30, 1999. The increase in software license and installation contract fees is primarily a result of an increase in IFS sales during fiscal year 2000. Software license and installation contract fees for IFS for the fiscal year ended April 30, 2000 were $5,708,392 as compared to $3,036,156 for the fiscal year ended April 30, 1999. The increase in IFS' software license and installation contract fees is primarily due to sales from our new product, TP-CMS.

Service and maintenance revenues for the fiscal year ended April 30, 2000 increased by $374,649, or 10.5% over service and maintenance revenues for the fiscal year ended April 30, 1999. The increase in service and maintenance revenues is primarily a result of an increase in service and maintenance revenues from NCI. Service and maintenance revenues of NCI for the fiscal year ended April 30, 2000 were $2,605,977 as compared to $2,300,014 for the fiscal year ended April 30, 1999. As of April 30, 2000, we had approximately $648,000 in deferred maintenance service revenue.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 81.1% of total revenues for the fiscal year ended April 30, 2000 as compared to 82.4% for the fiscal year ended April 30, 1999. We expect total revenues from foreign countries to continue to be a significant portion of our revenue in the future.

Gross profit, as expressed as a percentage of total revenues, decreased to 72.4% for the fiscal year ended April 30, 2000, as compared to 76.7% for the fiscal year ended April 30, 1999. This decrease is primarily a result of the initial development costs of TP-CMS. The initial development costs for TP-CMS were charged to cost of software license and installation contract fees and approximated $700,000 for the fiscal year ended April 30, 2000. We expect to incur further development costs for subsequent versions of TP-CMS, which therefore may continue to effect gross profit from TP-CMS contracts.

Operating expenses of $9,016,580 for the fiscal year ended April 30, 2000 represent an increase of $625,353 or 7.5%, from operating expenses of $8,391,227 for the fiscal year ended April 30, 1999. This increase in operating expenses resulted primarily from the increase in salary expenses. IFS' salaries for the fiscal year ended April 30, 2000 were $2,442,119 as compared to $1,865,935 for the fiscal year ended April 30, 1999. This increase in IFS' salaries expense resulted primarily from an increase in staff for sales and marketing. Although the percentage of employees in this area did not change at April 30, 2000 as compared to April 30, 1999, the salaries expenses increased because this was the first full year of an increase in the sales & marketing staff.

Capitalized software costs for the fiscal year ended April 30, 2000 were $867,305, as compared to $686,118 for the fiscal year ended April 30, 1999. This increase in capitalized software costs resulted primarily from costs incurred with respect to NCI Business Centre (TM) software technology. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing life of the software.

Net income was $36,176 for the fiscal year ended April 30, 2000, as compared to a net loss of $703,907 for the fiscal year ended April 30, 1999.

The Company has net operating loss carryforwards of approximately $4,450,000 as of April 30, 2000. The use of such net operating loss carryforwards as an offset against future taxable income in any particular year may be limited.

Liquidity And Capital Resources

The Company's working capital increased from $1,666,451 at April 30, 1999 to $3,967,413 at April 30, 2000. The increase was primarily as a result of an increase in cash, accounts receivable and cost and estimated earnings in excess of billings. Cash increased as a result of proceeds received from the Shaar Fund private placement. Accounts receivable and cost and estimated earnings in excess of billings increased as a result of new sales which include both TPII and TP-CMS products.

We believe that anticipated cash flow from operations, proceeds from recent and proposed private placement financings and the availability of a $600,000 line of credit will be sufficient to finance our working capital requirements for the foreseeable future. However, since a portion of our software contracts are not paid until acceptance by the customer and, as a result, we are required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.

The above statements and certain other statements contained in this annual report on Form 10-KSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) establishing the ability of our software products to process transactions for larger EFT systems, and/or (v) acceptance of TPII software products by a significant number of new customers (vi) our continued relationship with distributors (vii) acceptance of NCI Business Centre a by a significant number of new customers and (viii) the integration and success of any acquisitions.

Pursuant to a securities purchase agreement, the Shaar Fund purchased 200,000 shares of our newly created Series B preferred stock, and warrants to purchase 200,000 shares of our common stock at an exercise price of $5.44 per share. We received gross proceeds of $2,000,000 in connection with this purchase. Each share of the preferred stock is convertible into shares of common stock calculated by dividing ten dollars ($10.00), by the lower of $5.44 or 90% of the then market value through March 23, 2000 (82% thereafter). The preferred stock is automatically converted into shares of common stock on March 24, 2003.

On July 6, 1999, we entered into a note and warrant purchase Agreement with several purchasers. Pursuant to the agreement, we sold an aggregate of $1,000,000 principal amount of notes to the purchasers. Each purchaser received warrants described below to purchase 10,000 shares of our common stock for each $100,000 principal amount of notes purchased or a total of warrants to purchase 100,000 shares. In connection with the transaction, we paid to one of the purchasers, $25,000. We also issued an aggregate of $100,000 in notes and 100,000 warrants similar to the notes and warrants sold to the investors.

QUARTER TO QUARTER SALES AND EARNING VOLATILITY

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. We can experience long delays (i.e., between three to twelve months) before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer system. In addition, following execution of the agreement, the preparation of functional specifications, customization and installation of software products and the training of the financial institution's personnel in the use of our software products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. Accordingly, our revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole. Additional factors effecting quarterly results include the timing of revenue recognition of advance payments of license fees, the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of EFT.

INFLATION

We have not experienced any meaningful impact on its sales or costs as the result of inflation.

ITEM 7. Financial Statements

The consolidated financial statements required to be filed herein are set forth at the pages indicated at item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant


Our directors and executive officers are as follows:

Name                  Age   Position
-------------------  -----  ----------------------------------------------------

John P. Singleton.....63    Chairman of the Board and Director
David L. Hodge........61    President, CEO and Director
Frank A. Pascuito.....44    Director
Simon J. Theobald ....37    Executive Vice President,  Director,
                              President & CEO of IFS
Carmen A. Pascuito....39    Controller, Secretary and CFO
DuWayne J. Peterson...68    Director
Per Olof Ezelius......50    Director, President & CEO of NCI
C. Rex Welton.........60    Director

John P. Singleton is currently Chairman of the Board and has been a director of ours since April 1997. In July 1997 he was appointed Chairman of our Executive Committee. From 1992-1996, Mr. Singleton had been General Manager, Business Development of IBM/Integrated Systems Solution Corporation. Between 1982-1992, he held several positions with Security Pacific Corporation ranging from Senior Vice President Central Information Group to Vice Chairman and Chief Operating Officer and member of the Office of the Chairman. Mr. Singleton is a graduate of Arizona State University with a B.S. degree in Business Management.

David L. Hodge has been our President and CEO of since February 1998. Mr. Hodge has been a director of the Company since September 1997. Mr. Hodge is a graduate of West Point, and has over 30 years experience in software development. His last position was vice president in charge of product development for CBIS (the Cable and Broad band Solutions Group of Cincinnati Bell Information Systems). Prior to CBIS, Mr. Hodge held various senior management positions at Ernst & Young, CBS/Newtrend, Anacomp and Great Western Bank. Notable projects completed by Mr. Hodge include the development and delivery for production of the client/server-based Precedent 2000 system currently used to provide customer care and billing services to a large segment of the Telecommunications personal communication systems market, a client/server based Centrex provisioning system for British Telecom in the United Kingdom and several products for the banking industry for advanced imaging and document management. In addition to his technical management responsibilities at CBIS, Mr. Hodge led initial CBIS efforts to attain ISO 9000 compliance. This initiative led to the ISO 9000 certification of a major international data system serving British Telecom.

Frank A. Pascuito is currently a director. Prior to this, Mr. Pascuito was an Executive Vice President and director. Mr. Pascuito was our Chief Executive Officer and Chairman of the Board of from 1989 to 1998. Mr. Pascuito co-founded our IFS subsidiary, formerly named, Avant-Garde Computer Systems, Inc., a New York corporation engaged in the development and marketing of software, in 1981 and served as its President until November 1987 and as its Vice President of Product Planning until 1989. Prior to 1981, he was employed by NCR Corporation's ATM software development team. As a consultant to NCR in 1979, he assisted in the development and performed the installation of the first on-line/off-line ATM system for NCR in the United States. Mr. Pascuito has over twenty years of operating and marketing experience in EFT system design, sales and service. Mr. Pascuito is a graduate of the State University of New York at Potsdam with a B.S. degree in Computer Science. He is active in several area professional organizations dealing with technology, software, and world trade.

Simon J. Theobald is currently an Executive Vice President of and a member of the Board. Mr. Theobald has been a director of the Company since December 1994 and was the Director of Sales and Marketing of our IFS subsidiary's European Division based in London between 1992 and 1997. From 1986 to April 1992, he was employed by Applied Communications Inc., a subsidiary of Transaction Systems Architects, Inc. Mr. Theobald has more than nineteen years experience in the electronic funds transfer industry. Mr. Theobald is a graduate of De-Havilland College with qualifications in computer studies and technology.

Carmen A. Pascuito has been our CFO since May 1999 and Secretary since December 1996 and our Controller since 1989. Mr. Pascuito joined our IFS subsidiary in 1985 as a staff accountant and became its controller in 1988. Mr. Pascuito is a graduate of Siena College with a B.A. degree in Accounting.

DuWayne J. Peterson has been a director of ours since July 1997. Mr. Peterson is also the Chairman of our Compensation Committee. Mr. Peterson is President of DuWayne Peterson Associates, a consulting firm specializing in the effective management of information technology. Prior to forming his firm in 1991, he held the position of Executive Vice President, Operations, Systems and Telecommunications at Merrill Lynch. Mr. Peterson holds a B.S. degree from M.I.T. and an MBA from UCLA.

Per Olof Ezelius has been a director of ours since May 1998. Mr. Ezelius has held the office of President and CEO of NCI since October 1992. Since starting with NCI in 1986 where he launched the European sales operation, Mr. Ezelius has also held positions of Vice President of Worldwide sales and Chief Operating Officer. Prior to NCI, Mr. Ezelius held the position of Vice President of Marketing and Project Management for Inter Innovation AB in Stockholm, Sweden. Mr. Ezelius started his career in 1971 with systems design and application software development for the first generation of programmable branch automation systems.

C. Rex Welton has been a director of ours since October 1998. Mr. Welton is also a principal of Carolina Income Management Group, LLC. Prior to this endeavor, Mr. Welton served as president of Parnell-Martin Companies, LLC for 26 years. Mr. Welton is a graduate of the University of North Carolina at Chapel Hill with a B.S. degree in Business Administration.

Frank A. Pascuito and Carmen A. Pascuito are brothers.

We have appointed an Audit Committee consisting of Directors Rex Welton, John P. Singleton, and DuWayne J. Peterson. All members are independent directors.

We have also appointed an Executive Committee, a Compensation Committee, an Acquisition Committee, a Strategic Planning Committee and a Sales and Marketing Committee. The members of the Executive Committee are, Frank A. Pascuito, David
L. Hodge, DuWayne J. Peterson, and John P. Singleton. The members of the Compensation Committee are David L. Hodge, DuWayne J. Peterson, and John P. Singleton. The members of the Acquisition Committee are Frank A. Pascuito, John
P. Singleton, Simon J. Theobald, and Per Olof Ezelius. The members of the Strategic Planning committee are Simon J. Theobald, John P. Singleton, Per Olof Ezelius, and Frank A. Pascuito. The members of the Sales and Marketing Committee are Simon J. Theobald, Per Olof Ezelius and C. Rex Welton.

Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10. Executive Compensation

The following table sets forth information concerning compensation paid or accrued by us or any of our subsidiaries for services rendered during the fiscal years ended April 30, 2000, 1999 and 1998 by our Chief Executive Officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended April 30, 2000.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation          Long-Term
                                                                  Compensation

                                                       Other
                                                       Annual      Securities
Name and                   Fiscal                      Compen-     Underlying
Principal Position          Year    Salary    Bonus    sation       Option(s)
-----------------------   -------- --------- -------- ---------   ------------
David Hodge..............  2000    220,994      -        40,000(1)     -
 President and CEO         1999    200,769      -        27,500(2)     290,000
                           1998    41,538       -        10,500(3)     60,000

Frank Pascuito...........  2000    169,212      -        56,063(4)     15,183
 Director                  1999    130,038      -        -             221,750
                           1998    114,810      50,000   -             18,722

Simon Theobald...........  2000    329,327      -        -             -
 President and CEO / IFS   1999    265,029      -        -             175,000
                           1998    206,408      -        -             15,000

Per Olof Ezelius.........  2000    151,400      -        16,195(4)     -
 President and CEO/NCI     1999    151,500      -        27,960(5)     25,000
                           1998    55,767       100,000  50,000(6)     18,000

John Singleton             2000    -            -        170,150(7)    -
--------

(1) Represents contributions to an annuity which have been accrued, but not yet paid.

(2) Represents 10,000 shares of the Company's common stock at market value of $2.75 at May 26, 1999.

(3) Amount in Other Annual Compensation represents amounts paid for board member fees prior to appointment of President and CEO.

(4)  Accrued unused vacation time.

(5) Reimbursement of real estate fees paid to Mr. Per Olof Ezelius in connection with the sale of property.

(6) 25,000 shares issued to Mr. Per Olof Ezelius pursuant to extension agreement. Market Value $2.00 per share.

(7) Payments made to Mr. Singleton pursuant to a consulting agreement and an agreement for services.

Set forth below with respect to the executive officers named in the Summary Compensation is further information concerning options to purchase common stock under the Company's stock option plans, and employment agreements.

                Option Grants in Fiscal Year Ended April 30, 2000

                      Number of
                      Shares           % of Total
                      of Common Stock  Options
                      Underlying       Granted to
                      Options          Employees in   Per Share       Expiration
Name                  Granted          Fiscal Year    Exercise Price  Date
-------               ---------------  ------------   --------------  ----------

Frank A. Pascuito.....14,683            4.8  %         $2.45           05/01/09
Frank A. Pascuito..... ..500            0.2  %         $2.00           10/01/09



                                                    Fiscal Year - End Option Values

                                                               Number of Securities             Value of Unexercised
                          Number of Shares                    Underlying Unexercised                In-the-Money
                          of Common Stock                    Options as of April 30, 2000    Options as of April 30, 2000(1)
                            Acquired on
      Name                   Exercise        Value Realized    Exercisable  Unexercisable      Exercisable  Unexercisable
 ---------------------   ----------------   -----------------  ------------- ---------------  ------------- -------------
David L. Hodge
 President and CEO.........        0                  $0          117,523        232,477         537,135       996,565

Frank Pascuito,
 Executive Vice President..   13,350              80,634          260,210         97,430       1,258,102       431,826

Simon Theobald,
 Executive Vice President..   64,708             340,826           48,938        121,354         210,857       495,817

Per Olof Ezelius,
 President and CEO/NCI.....        0                  $0           29,911         13,089         144,807        61,963


--------

(1)  Based on a market price of $6.70 per share at April 30, 2000.

EXECUTIVE COMPENSATION AGREEMENTS

We have entered into employment agreements with each of Messrs. David Hodge and Simon Theobald and consulting and services agreements with John Singleton.

The initial term of Mr. Hodge's employment agreement as amended extends from February 15, 1998 to February 14, 2003, and is automatically renewed annually thereafter. Under Mr. Hodge's employment agreement, Mr. Hodge will receive (i) an annual base salary of $200,000, subject to an increase commencing on June 1, 1998 based on the increase in the consumer price index and periodic review after May 31, 1999; (ii) an annual bonus (which shall not exceed 80% of the annual base salary) based on the achievement of performance goals agreed to by the executive and the board; (iii) stock options granted immediately under the 1998 Stock Plan for the purchase of 270,000 shares of our common stock vesting over a period of five years, 54,000 shares on February 15, 1998 and 54,000 shares thereafter on each February 15 through 2002; (iv) life insurance or death benefits in the amount of $500,000; (v) an annuity of $40,000 per year for the joint lives of the executive and his spouse.

The initial term of Mr. Theobald's employment agreement as amended extends from February 24, 1998 to December 31, 2003, and is automatically renewed annually thereafter. Mr. Theobald will receive: (i) an annual base salary composed of a fixed portion totaling $130,000 per year; (ii) a commission (iii) an annual performance bonus; (iv) stock options (previously granted) for the purchase of 55,000 shares of our common stock; (v) stock options under the 1998 stock plan for the purchase of 150,000 shares of our common stock vesting over a period of five years, 30,000 shares on each anniversary date of his employment agreement.

In March 1999 we entered into a consulting agreement and an agreement for services with our chairman John P. Singleton. Both agreements are for a term of 3 years and contains a clause for automatic renewal. The consulting agreement contains an annual fee of $120,000 per year. The agreement for services contains an annual fee of $10,000 and additional fees for the attendance of board meetings.

On March 9, 2000, pursuant to amendments to their respective employment and consulting agreements we issued SARs (stock appreciation rights) based on one hundred thousand shares (100,000) in the case of Mr. Hodge and fifty thousand (50,000) shares of our common stock in the cases Messrs. Theobald and Singleton. The agreements with respect to Messrs. Hodge and Theobald, call for the award of additional SAR's on each anniversary of the execution of their agreements. All SAR grants are subject to board and shareholder approval. These grants shall be governed by a separate stock appreciations rights agreement which shall set forth all material terms and conditions of the SARs. Upon exercise of the SARs, the executive shall receive from us an amount equal to the excess of the fair market value of the SAR shares exercised over the fair market value of the SAR shares as of the date of the grant. Such amount shall be paid to the executive and grossed up to cover the payment of any and all taxes, of any kind or nature, that are incurred by the executive as a result of his exercise of the SARs.

Each of the three agreements provides automobile allowances and allowances for club membership. In addition, each of the agreements as amended provides for that upon change of control, The succeeding company shall pay to the executive, in a lump sum and without discount to present value, the executive's annual bonus as set forth in section 4(b) calculated for the balance of the term of the agreement, which shall be computed as 40% and 80% for Messrs. Hodge and Theobald respectively, of the executive's annual salary earned during the twelve (12) month period immediately preceding the executive's termination. The amendment also calls for the rights of executive in the event of a change of control as defined in paragraph 1c of the May 12 agreement. The executive shall have the right at his sole discretion to accelerate his employment contract and receive the consideration, monies, benefits and compensation as described in paragraph 13 a, b (as modified by this amendment), and c - j. The payments to executive shall be calculated for the balance of the term of the May 12, 1998 agreement, but in no case will the term used for such calculation be less than two calendar years (24 months).

The employment agreement for Mr. Theobald, provides upon termination for death or disability, the executive shall receive: his annual fixed salary accrued and other benefits and compensation, but no less than 6 months fixed salary. Additionally, all unvested stock options which have been or are scheduled to be granted pursuant to the agreement shall immediately vest. Where a termination is due to a change in control," without cause or by the executive for good reason as defined in the agreement provides that we will pay compensation and certain allowances and benefits to the executive through the end of the then-applicable term.

The employment agreement of Mr. Hodge, provides that if the termination of the agreement is due to death, disability or by us for cause, the executive shall receive: 6 months of his annual salary, accrued compensation and benefits to date plus other allowances. Where a termination is due to a "change in control", or without cause, or by the executive for good reason, as defined in the agreement provides that we will pay compensation and certain allowances and benefits to the executive through the end of the then applicable term. Additionally, all unvested stock options which have been or are scheduled to be granted pursuant to the agreement shall immediately vest.

Under the employment agreements a change in control includes (i) an acquisition whereby immediately after such acquisition, a person holds beneficial ownership of more than 50% of the total combined voting power of our then outstanding voting securities; (ii) if in any period of three consecutive years after the date of the employment agreements, the then incumbent board, ceases to constitute a majority of the board for reasons other than voluntary resignation, refusal by one or more board members to stand for election, or removal of one or more board member for good cause; or (iii) the board of directors or the stockholders of ours approve (A) a merger, consolidation or reorganization; (B) a complete liquidation or dissolution by us; or (C) the agreement for the sale or other disposition of all or substantially all of the assets of ours.

On January 30, 1998, Mr. Per Olof Ezelius entered into an employment agreement with Network Controls International, Inc. to serve as its President and Chief Executive Officer for an initial term of three years and three months, commencing January 30, 1998, and ending April 30, 2001. On May 12, 1998, we entered into an extension agreement with Mr. Ezelius which provides that the term of the covenant not to compete (as referred to in the riginal employment agreement) is extended from a period of one-year to two-years commencing from the expiration of the original employment agreement. Such extension agreement further provides we grant to Mr. Ezelius: (i) 25,000 shares of common stock;
(ii) 25,000 options to purchase our common stock (such exercise price being equal to the fair market value of such common stock on May 12, 1998); and (iii) a cash bonus equal to $100,000.

The original employment agreement provides for Mr. Ezelius to receive an annual base salary comprised of a fixed portion totaling $150,000 per year and an annual performance bonus.

The foregoing summaries are intended as general descriptions of the terms of the employment agreements and the extension agreement, and are limited in their entirety by the actual language of the employment agreements and the extension agreement, which are included as Exhibits to this report.

STOCK OPTION PLANS

We have  two option plans: the 1998 Stock Plan and the 1988 Stock Option Plan

The purpose of all the option plans is to provide us with a vehicle to attract, compensate and motivate selected eligible persons, and to appropriately compensate them for their efforts, by creating a broad-based stock plan which will enable us, in our sole discretion and from time to time, to offer to or provide such eligible persons with incentives or inducements in the form of awards as such term is defined below, thereby affording such persons an opportunity to share in potential capital appreciation of our common stock.

The 1998 Plan was approved by the board of directors on May 12, 1998, and by the shareholders on March 16, 1999. A total of 1,800,000 shares of common stock are available for issuance under the 1998 plan.

Under the 1998 plan, an eligible person is any person who, at the applicable time of the grant or award under the plan, is an employee, a director and/or a consultant or advisor of ours, or of any parent or subsidiary. An award can consist of: (i) an outright grant of shares of common stock or (ii) the grant of options to purchase shares of Common Stock.

As of April 30, 2000, there were commitments to issue 1,582,663 shares of common stock under the 1998 plan. Of these shares, 948,292 shares are subject to options granted to officers and directors andthe balance of shares are subject to options granted to non officer employees. The exercise prices range from $1.31 to $4.90, under the 1998 Plan and expire in various years between 2007 - 2010.

The above description of the 1998 plan is qualified in its entirety by reference to the full text of the plan, as well as the terms and conditions of any award agreement governing the grant of an award under the 1998 plan. A copy of the full text of the plan has been attached as Appendix 1 to our proxy statement dated February 1, 1999.

The 1998 plan provides for the granting of options which are intended to qualify either as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section (nonstatutory stock options"). The exercise price of all incentive stock options must be at least equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of our common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which incentive stock options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of our common stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

The 1998 plan provides for its administration by the board of directors or a committee chosen by the board of directors, which has discretionary authority, subject to certain restrictions, to determine the number of shares issued pursuant to incentive stock options and nonstatutory stock options and the individuals to whom, the times at which and the exercise price for which options will be granted.

The 1988 Plan provides for the issuance of options to purchase common stock to key employees, officers, directors and consultants. As of April 30, 2000, there were options outstanding to purchase 142,970 shares of common stock under the 1988 Plan. All options are exercisable at prices ranging from $1.00 to $3.50 per share and expire in various years between 2001 - 2009. As of April 30, 2000, there were no options available for grant to purchase shares of common stock under the 1988 Plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2000 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of ours, (iii) each named officer, (iv) and all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The following table does reflect common stock issuable pursuant to stock options exercisable within sixty days.

      Name and Address of                       Number Of Shares     Percentage
        Beneficial Owner                       Beneficially Owned      of Class

 -----------------------------------------    --------------------   -----------
Frank Pascuito............................        446,644(1)             10.1%
Rensselaer Technology Park
300 Jordan Road
Troy, NY 12180

Simon J. Theobald.........................        125,494(2)             3.0%
Little Elms, 12 Green Lane,
Croxley Green, Rickmansworth,
Hertfordshire, WD3 3HR England

John P. Singleton.........................        147,442(3)             3.5%
4331 Rosecliff Drive
Charlotte, NC 28277

DuWayne J. Peterson.......................         56,864(4)             1.4%
225 South Lake Ave.
Pasadena, Ca. 91101

David L. Hodge............................        164,707(5)             3.9%
300 Jordan Road
Troy, NY 12180

Per Olof Ezelius..........................      1,034,261(6)            24.9%
Nine Woodlawn Green
Charlotte, NC 28217

C. Rex Welton.............................         66,454(7)             1.6%
2323 Hopedale Avenue
Charlotte, NC 28207

All directors and executive officers as a group
(7 persons) ..............................      2,041,866(8)            44.8%

--------

(1) Includes 281,563 shares issuable upon exercise of stock options.

(2) Includes 60,766 shares issuable upon exercise of stock options.

(3) Includes 85,342 shares issuable upon exercise of stock options.

(4) Includes 24,164 shares issuable upon exercise of stock options.

(5) Includes 144,707 shares issuable upon exercise of stock options.

(6) Includes 34,742 shares issuable upon exercise of stock options.

(7) Includes 7,954 shares issuable upon exercise of stock options.

(8) Includes 639,238 shares issuable upon exercise of stock options.



ITEM 12. Certain Relationships and Related Transactions

In April 2000, we entered into an agreement with a corporation controlled by Mr. Frank Pascuito, a director of the Company. This corporation will receive a non-exclusive license from us to utilize our technology in connection with the operation of a regional internet processing center for financial institutions. The agreement provides for the issuance to us of 30% of the stock of this corporation upon the initial capitalization of the entity. We have permitted this entity to utilize our premises and will and have advanced amounts to this entity. The entity is required to repay us from operations for these advances and for the use of our premises. Mr. Pascuito has agreed to terminate his employment agreement with us.

On September 1, 1998, Mr. Charles J. Caserta, co-founder of IFS International, Inc., resigned from the Company as Director of Business Development and a Director. At that time, Mr. Caserta and the Company entered into a termination, severance and release agreement (the "Termination Agreement"). As part of the Termination Agreement, the Company was obligated to pay Mr. Caserta an aggregate of $502,660 of which $361,446 ($2.00 per share) represented consideration for his shares ("Caserta Shares") , $21,214 for the surrender of his options and $120,000 representing other termination benefits. We sold the Caserta Shares to several individuals for $382,660 or approximately $2.12 per share simultaneously with the purchase of the shares from Mr. Caserta. Of the Caserta Shares sold Messrs. John Singleton and DuWayne Peterson, directors of the Company, purchased 50,000 and 25,000 shares respectively. Messr. C. Rex Welton also purchased 50,000 of the Caserta Shares prior to his appointment as a director of the Company.

In April, 1998, IFS issued a purchase order for $259,600 to ETI (Euro-Tech International) to obtain ISO 9000 registration. ETI is an Arizona based corporation that specializes in guiding companies through the ISO 9000 certification process. ISO 9000 is an established international business standard. ISO 9000 requires that the core processes of company's business is documented, understood and followed by company personnel. ISO 9000 is becoming a standard for companies in the global market. ETI is also a subsidiary of Intellimet, Inc., formerly, Tech Metrics International, Inc. of which Mr. David
L. Hodge, President and CEO of IFS International Holdings, Inc. is a director.

On January 30, 1998 the Company acquired all of the outstanding shares of capital stock of NCI Holdings, Inc.. Pursuant to the terms of the Merger Agreement, Per Olof Ezelius, the sole beneficial owner of Holdings' capital stock, received 87,094 shares of preferred stock valued at $620,545. We are obligated to register all of these shares of preferred stock under the Securities Act of 1933.

Mr. Ezelius may receive additional shares of common stock if the consolidated pre-tax profit of NCI exceeds certain levels during each of the years ending April 30, 1999, 2000 and 2001 and during the three years ending April 30, 2001. The merger agreement required NCI Holdings, Inc. to satisfy indebtedness to former stockholders of NCI Holdings, Inc. and NCI arising pursuant to agreements for the purchase of shares entered into in 1993 and 1995. Immediately prior to the merger, we advanced $840,000 to NCI Holdings, Inc. which was utilized to satisfy existing indebtedness as required by the merger agreement. Pursuant to the terms of the merger agreement, Mr. Ezelius entered into a separate employment agreement with NCI to serve as its Chief Executive Officer for a period of 39 months, commencing January 30, 1998, at a base salary of $150,000 per year. Mr. Ezelius also was granted options to purchase 18,000 shares of our Common Stock at $5.00 per share. Pursuant to the merger agreement, additional shares may be issued to Mr. Ezelius if the consolidated pre tax profits of NCI exceeds certain levels during each of the three years ending April 30, 1999, 2000, and 2001 and during the three year period ending April 30, 2001. Mr. Ezelius received approximately 1,052,000 shares for the fiscal year ended April 30, 1999 and is likely to receive approximately 425,000 shares for the fiscal year ended April 30, 2000.

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

4.8 Loan Agreement, dated January 11, 1989, between the Company and North Greenbush Industrial Development Agency and amendments thereto (1)

4.9 Warrant Agreement, dated November 6, 1998, between the Company and MDB Capital Group LLC. (7)

4.10 Investment Banking Agreement, dated November 6, 1998, between the Company and MDB Capital Group LLC. (7)

4.11 Form of Convertible Promissory Note Agreements, dated July 6, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., Headwaters Capital, and Colbrooke Capital. (7)

4.12 Form of Warrant  Agreements,  dated July 6, 1999,  between  the Company and
     Gilston Corporation, Ltd., Manchester Asset Management, Ltd., Assanzon Development Corporation, and Colbrooke Capital. (7)

4.13 Registration Rights Agreement, dated July 2, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., and Assanzon Development Corporation. (7)

4.14 Note And Warrant Purchase Agreement, dated July 2, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., and Assanzon Development Corporation. (7)

4.15 Market Access Program Marketing Agreement, dated as of April 29, 1999, between the Company and Continental Capital & Equity Corporation. (7) 4.16 Warrant to purchase common stock dated as of February, 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P.

4.17 Warrant to purchase common stock dated as of February, 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P.

4.18 Warrant to purchase common stock dated as of February, 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P.

4.19 Securities   Purchase   Agreement   dated  March  23,   2000   between  IFS
     International Holdings, Inc. and the Shaar Fund.

4.20 Warrant Agreement dated March 23, 2000 between IFS International Holdings, Inc. and the Shaar Fund.

4.21 Registration   Rights   Agreement   dated  March  23,   2000   between  IFS
     International Holdings, Inc. and the Shaar Fund.

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

10.6 Digital Prime Contracting Agreement, dated June 6, 1994, between the Company and Digital Equipment International BV (1)

10.7 Software Development and License Agreement, dated July 8, 1996, between the Company and Visa International Service Association (1)

10.8 * Employment Agreement, dated as of May 12, 1998 between the Company and David L. Hodge. (6)

10.8b* Amendment to Employment Agreement, dated as of January 22, 1999 between the Company and David L. Hodge. (7)

10.8c* Second amendment to Employment Agreement, dated as of January 31, 2000 between IFS International, Inc. and David L. Hodge.

10.8d* Third  amendment  to  Employment  Agreement,  dated as of  March 9,  2000 between IFS International, Inc. and David L. Hodge.

10.9 * Employment Agreement, dated as of May 12, 1998, between the Company and Frank A. Pascuito. (6)

10.9b* Amendment to Employment Agreement, dated as of January 22, 1999, between the Company and Frank A. Pascuito. (7)

10.10* Employment  Agreement,  dated as of May 12, 1998, between the Company and
     Simon J. Theobald. (2)

10.10b * Amendment to Employment Agreement, dated as of January 22, 1999, between the Company and Simon J. Theobald. (7)

10.10c * Second amendment to Employment Agreement, dated as of January 31, 2000 between IFS International, Inc. and Simon J. Theobald.

10.10d * Third amendment to Employment Agreement, dated as of March 9, 2000 between IFS International, Inc. and Simon J. Theobald.

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

10.13Form of Consulting and Investment Banking Agreement between the Company and the Underwriter. (1)

10.14Promissory Note, dated March 14, 1997,  between the Company and Key Bank of
     New York. (3)

10.15*  Consulting  agreement,  dated  April 9, 1997,  between  the  Company and
     Jerald Tishkoff. (6)

10.16Plan and Merger Agreement, dated as of January 30, 1998, between the Company and NCI Holdings, Inc. (4)

10.17Amended and Restated Note, dated as of April 15, 1999, between the Company and Hudson River Bank and Trust Company. (7)

10.18Amended and Restated Note, dated as of April 15, 1999, between the Company and Hudson River Bank and Trust Company. (7)

10.19Note And Mortgage  Consolidation,  Modification,  Spreader,  Extension  And
     Security Agreement, dated as of April 15, 1999, between the Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation. (7)

10.20Note And Mortgage  Consolidation,  Modification,  Spreader,  Extension  And
     Security Agreement, dated as of April 15, 1999, between the Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation. (7)

10.21Mortgage And Security  Agreement,  dated as of April 15, 1999,  between the
     Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation. (7)

10.22Mortgage  Note,  dated as of April 15,  1999,  between  the Company and New
     York Business Development Corporation. (7)

10.23Amended And Restated Mortgage Note, dated as of April 15, 1999, between the Company New York Business Development Corporation. (7)

10.24General  Security  Agreement,  dated  as of April  15,  1999,  between  the
     Company and Hudson River Bank and Trust Company. (7)

10.25Stock  Purchase  Agreement  dated  as  of  December  6,  1999  between  IFS
     International, Inc. and Global Insight Group, Ltd.

10.26Advisory  Agreement dated as of January  25,2000 between IFS  International
     Holdings, Inc. and Commonwealth Associates, L.P.

10.27Agreement  dated as of April 4, 2000  between IFS  International  Holdings,
     Inc. and Frank Pascuito.

10.28* Consulting  Agreement dated as of March 1, 1999 between IFS International
     Holdings, Inc. and John P. Singleton.

10.29*  Agreement   for  Services   dated  as  of  March  1,  1999  between  IFS
     International Holdings, Inc. and John P. Singleton.

10.29b * Amendment  to Services  Agreement  dated as of January 31, 2000 between
     IFS International Holdings, Inc. and John P. Singleton.

10.29c * Second  amendment  to  Services  Agreement  dated  as of March 9,  2000 between IFS International Holdings, Inc. and John P. Singleton

21.1 Subsidiaries of the Company

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

     7 Denotes document filed as an exhibit to the Company's Annual Report, dated, April 30, 1999 and incorporated herein by reference.


(3)      Reports on Form 8-K filed during the three months ended April 30, 2000:
         -----------------------------------------------------------------------

         None

                                                IFS International Holdings, Inc.
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------


Independent Auditor's Report.................................................F-2


Consolidated Financial Statements

     Balance sheet...........................................................F-3
     Statements of operations................................................F-4
     Statements of shareholders' equity......................................F-5
     Statements of cash flows................................................F-6
     Notes to consolidated financial statements.......................F-7 - F-20

                                                    Independent Auditor's Report

To the Board of Directors and Shareholders
IFS International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of IFS International Holdings, Inc. and subsidiaries as of April 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFS International Holdings, Inc. and subsidiaries as of April 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2000, in conformity with generally accepted accounting principles.

                                                         URBACH KAHN & WERLIN PC



Albany, New York
June 30, 2000

                                                IFS International Holdings, Inc.
                                                      Consolidated Balance Sheet
                                                                  April 30, 2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents                                           $ 2,382,279
Trade accounts receivable, net                                        2,523,753
Costs and estimated earnings in excess
 of billings on uncompleted contracts                                   961,792
License fees receivable                                                 642,246
Other current assets                                                    606,468
Inventory                                                                84,334
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total current assets                                                  7,200,872
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, net                                    2,423,796
--------------------------------------------------------------------------------
OTHER ASSETS

Capitalized software and
 product enhancement costs, net                                       1,627,607
Excess of cost over fair value of net
 assets of business acquired, net                                     1,191,830
License fees receivable                                                 632,672
Other                                                                   367,639
--------------------------------------------------------------------------------
Total other assets                                                    3,819,748
--------------------------------------------------------------------------------
                                                                   $ 13,444,416

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                  $ 387,735
Accounts payable                                                        674,961
Accrued compensation and related liabilities                            525,860
Other accrued expenses                                                  885,972
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                       48,457
Deferred revenue and customer deposits                                  710,474
--------------------------------------------------------------------------------
Total current liabilities                                             3,233,459
--------------------------------------------------------------------------------
LONG-TERM DEBT, less current maturities                               2,976,164
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value;
 25,000,000 shares authorized,  200,000 shares
Series B issued and outstanding, liquidation

preference $11.50 per share                                                 200
Common stock, $.001 par value; 50,000,000
 shares authorized, 4,048,451 shares
 issued and outstanding                                                   4,047
Additional paid-in capital                                           11,859,424
Accumulated deficit                                                  (4,547,665)
Accumulated other comprehensive (loss)                                  (81,213)
--------------------------------------------------------------------------------
Total shareholders' equity                                            7,234,793
--------------------------------------------------------------------------------
                                                                   $ 13,444,416

                                 See Notes to Consolidated Financial Statements.

                                                IFS International Holdings, Inc.

                                           Consolidated Statements of Operations
                                             Years Ended April 30, 2000 and 1999


                                                       2000             1999
--------------------------------------------------------------------------------
Revenues:
Software license and installation contract fees    $ 7,572,906       $4,757,888
Hardware sales                                       1,482,932        1,830,947
Service and maintenance revenue                      3,950,432        3,575,783
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                    13,006,270       10,164,618
--------------------------------------------------------------------------------
Cost of revenues:
Software license and installation contract fees      1,878,471          896,777
Hardware sales                                         351,471          462,842
Service and maintenance revenue                      1,363,410        1,004,117
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                     3,593,352        2,363,736
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Gross profit                                         9,412,918        7,800,882
--------------------------------------------------------------------------------
Operating expenses:
Research and development                             1,324,578        1,944,903
Salaries                                             3,630,372        2,942,466
Selling, general and administrative                  2,955,055        2,498,565
Rent and occupancy                                     619,463          578,277
Other                                                  487,112          427,016
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                     9,016,580        8,391,227
--------------------------------------------------------------------------------
Income (loss) from operations                          396,338         (590,345)
Other income (expense):
Interest expense                                      (321,780)        (145,793)
Interest income                                         58,019          148,034
Other income (expense)                                 100,499          (93,003)
--------------------------------------------------------------------------------
Income (loss) before income taxes                      233,076         (681,107)
Provision for income taxes                            (196,900)         (22,800)
--------------------------------------------------------------------------------
Net income (loss)                                     $ 36,176       $ (703,907)

Basic and diluted net income (loss)
 per common share                                       $ 0.01          $ (0.53)

Weighted average common shares outstanding           3,382,000        1,325,300



                                 See Notes to Consolidated Financial Statements.


                                                                                                    IFS International Holdings, Inc.

                                                                                     Consolidated Statements of Shareholders' Equity
                                                                                                 Years Ended April 30, 2000 and 1999

------------------------------------------------------------------------------------------------------------------------------------

                         [-Preferred Stock-] [-Common Stock-]                                Accumulated
                                                                   Additional                    Other
                            Shares     Par     Shares     Par       Paid-in     Accumulated  Comprehensive             Comprehensive
                         Outstanding  Value  Outstanding Value      Capital       Deficit    Income (Loss)    Total    Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
 April 30, 1998           1,396,638  $ 1,397  1,137,353 $ 1,137   $ 8,241,451  $ (3,879,934)       $ 3,452 $ 4,367,503
Issuance of common stock          -        -     42,996      43        81,614             -              -      81,657
Sale of warrants                  -        -          -       -        30,000             -              -      30,000
Issuance of additional
 preferred stock for
 acquisition of Network
 Controls International,
 Inc.                        62,456       62          -       -        62,394             -              -      62,456
Other conversions of
 preferred stock           (148,675)    (149)   148,675     149             -             -              -           -
Mandatory conversions of
 preferred stock to
 common stock            (1,310,419)  (1,310) 1,441,461   1,441          (131)            -              -           -
Foreign currency
 translation adjustment           -        -          -       -             -             -        (10,108)    (10,108)   $ (10,108)
Net loss                          -        -          -       -             -      (703,907)             -    (703,907)    (703,907)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
 April 30, 1999                   -        -  2,770,485   2,770     8,415,328    (4,583,841)        (6,656)  3,827,601   $ (714,015)
Issuance of common stock          -        -    136,247     136       209,581             -              -     209,717
Issuance of preferred
 stock                      200,000      200          -       -     1,869,800             -              -   1,870,000
Exercise of warrants              -        -     90,000      90       224,910             -              -     225,000
Issuance of additional
 common stock for
 acquisition of
 Network Controls
 International, Inc.              -        -  1,051,716   1,051     1,008,598             -              -   1,009,649
Other                             -        -          3       -             7             -              -           7
Warrants issued with
 convertible debt                 -        -          -       -       131,200             -              -     131,200
Foreign currency
 translation adjustment           -        -          -       -             -             -        (74,557)    (74,557)   $ (74,557)
Net income                        -        -          -       -             -        36,176              -      36,176       36,176
------------------------------------------------------------------------------------------------------------------------------------
Balances at
 April 30, 2000             200,000    $ 200  4,048,451 $ 4,047  $ 11,859,424  $ (4,547,665)     $ (81,213)$ 7,234,793    $ (38,381)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                     See Notes to Consolidated Financial Statements.


                                                                                                                                 F-5


                                                                                   IFS International Holdings, Inc.

                                                                              Consolidated Statements of Cash Flows
                                                                                Years Ended April 30, 2000 and 1999


                                                                                        2000            1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                         $ 36,176      $ (703,907)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization                                                              965,266         769,640
Other                                                                                       27,507               -
Changes in operating assets and liabilities:
Inventory                                                                                   49,365         (61,400)
Trade accounts receivable, net                                                            (298,088)       (697,800)
License fees receivable                                                                 (1,274,918)              -
Costs, estimated earnings and billings on uncompleted
contracts                                                                                 (398,808)       (406,535)
Other                                                                                     (291,349)         12,736
Accounts payable                                                                            (7,714)        143,729
Accrued expenses                                                                           235,799         191,064
Deferred revenue and customer deposits                                                     (63,672)        (92,357)
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (1,020,436)       (844,830)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Facilities acquisition expenditures and equipment purchases                               (166,165)       (171,110)
Other                                                                                            -         (21,479)
Capitalized software and product enhancement costs                                        (867,305)       (686,118)
Acquisition of minority interest                                                                 -         (34,540)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (1,033,470)       (913,247)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                                                 (65,967)     (1,201,013)
Proceeds from notes payable                                                                934,300       2,081,442
Proceeds from issuance of common stock and warrants                                        445,700         111,657
Proceeds from issuance of preferred stock                                                1,870,000               -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                3,184,033         992,086
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                    (74,556)        (10,108)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                         1,055,571        (776,099)
Cash and cash equivalents:
Beginning of year                                                                        1,326,708       2,102,807
-------------------------------------------------------------------------------------------------------------------
End of year                                                                             $2,382,279      $1,326,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION Cash paid during the year for:

Interest                                                                                 $ 321,781       $ 145,793

Income taxes                                                                             $ 115,928        $ 30,385

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued commissions exchanged for common stock                                            $ 92,717             $ -
Common stock issued as compensation                                                       $ 27,500             $ -

PURCHASE OF NETWORK CONTROLS INTERNATIONAL, INC.
Fair value of assets acquired                                                           $1,009,649        $ 62,456
Capital stock issued                                                                    (1,009,649)        (62,456)
-------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                                            $ -             $ -



                                                                    See Notes to Consolidated Financial Statements.

                                                                                                               F-6

                                                IFS International Holdings, Inc.

                                      Notes to Consolidated Financial Statements

NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

             Principles of Consolidation and Description of Business

             The consolidated financial statements include the accounts of IFS International Holdings, Inc. (Holdings) (a Delaware corporation) and its wholly-owned subsidiaries, IFS International, Inc. (IFS), Network Controls International, Inc. (NCI), and Global Insight Group, Ltd. (GIG) (all collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

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

             Revenue recognition:

               In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 97-2, "Software Revenue Recognition." SOP No. 97-2, as amended, was adopted by the Company in the fiscal year beginning May 1, 1999. SOP No. 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement has not materially impacted the Company's revenues, results of operations or financial position.

               The Company generates several types of revenue, including the following:

               Software License and Installation Contract Fees. The Company's standard license agreement for the Company's products provides for an initial fee to use the product in perpetuity at designated, or up to, a maximum number of sites. Fees from licenses are recognized as revenue upon delivery of core software, provided fees are fixed or determinable and collection is probable. Fees from licenses sold together with consulting

                                                IFS International Holdings, Inc.

                                      Notes to Consolidated Financial Statements

NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

             Summary of Significant Accounting Policies, Continued

             Revenue recognition, continued:

               services are generally recognized upon shipment provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting. Several of the Company's license fee arrangements allow for extended payment terms (generally one to two years).

               Revenue, other than the portion attributable to license fees discussed above, from software installation contracts is recognized on the percentage-of-completion method, measured by the ratio of costs incurred to date to management's estimates of total anticipated costs. This method is used because management considers costs incurred to be the best available measure of progress on software installation contracts. Because of the inherent uncertainties in estimating contracts, it is at least reasonably possible that the Company's estimates of costs and revenues will change in the near term. Uncertainty inherent in initial estimates is reduced progressively as work on the contract nears completion.

               The Company also receives sublicense fees from value-added resellers based on the sublicenses granted by the reseller. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

               Hardware Sales: Revenues from sales of hardware are generally recognized on shipment of product.

               Service and Maintenance Revenue. Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

               The Company also provides consulting and training services to its customers. Revenue from such services is generally recognized over the period during which the applicable service is performed.

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

             Allowance for doubtful accounts:

               Trade accounts receivable are stated net of an allowance for doubtful accounts. Bad debts are provided for on the allowance method based upon historical experience and management's estimation of collection losses on outstanding accounts receivable.

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

             Accounting for stock-based compensation:

               The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"). On May 1, 1996, the Company

             Accounting for stock-based compensation, continued:

               adopted the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants, but has elected to disclose the pro forma net income
               (loss) and pro forma basic and diluted net income (loss) per share to account for employee and directors' stock option and warrant grants, as if such method had been used to account for such stock-based compensation.

             Foreign currency translation:

               All assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at exchange rates in effect at the balance sheet date, while the parent's investment is translated at historical exchange rates. Revenues and expenses of such subsidiaries are translated at average exchange rates for the period. Translation gains and losses are not included in determining net loss but are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses, which are generally not material, are included in other expense (income) in the statement of operations when incurred.

             Basic and diluted net income (loss) per share:

               Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the year ended April 30, 1999.

             Comprehensive income (loss):

               The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") during the fiscal year ended April 30, 1999. Comprehensive income (loss) of the Company includes net income (loss), adjusted for the change  in  foreign  currency  translation  adjustments.  The net effect of income taxes on comprehensive income (loss) is immaterial.

             Asset impairment assessments:

               The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of assets is less than the carrying value. No impairment has been recognized through April 30, 2000.

             Reclassification:

               Certain items have been reclassified in the 1999 financial statements to conform to the current year's presentation.

             Recent accounting pronouncements:

               In June 1998, FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the new statement will have a significant impact on the consolidated results of operations or financial position of the Company.

               In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. SAB 101, as amended, is effective for the Company's fiscal quarter beginning May 1, 2000. While the Company is currently evaluating the impact, if any, of SAB 101, management does not presently believe that it will have a material impact on the consolidated results of operations or financial position of the Company.

NOTE 2.      ACQUISITIONS

             Network Controls International, Inc.

             In January 1998, the Company acquired Network Controls International, Inc. (NCI). NCI is engaged primarily in the sale of computer equipment and software to financial institutions. NCI also sells related services including installation, training, consulting and programming. NCI has three wholly-owned subsidiaries which provide marketing and sales support to customers in European markets. The subsidiaries are as follows:

                  Network Controls GmbH (Germany)
                  Network Controls International Ltd. (London)
                  Network Controls International Espana, S.A. (Spain) (Inactive)

             The Company acquired all of the outstanding shares of capital stock of NCI initially in exchange for $1.11 million, consisting of $840,000 in cash and $176,000 representing the fair value of 24,638 shares of preferred stock. In accordance with provisions of the acquisition agreement, the Company initially recorded the issuance of preferred shares at an amount which considered an allowance for equity deficiencies of NCI.

             The  acquisition  was accounted for as a purchase and the operating
             results  of  NCI  were  included  in  the  consolidated   financial
             statements commencing February 1, 1998.

             During 1999, the Company waived the equity deficiency clause of the acquisition agreement. Accordingly, the allowance was reversed and an additional 62,456 shares of preferred stock were issued and recorded as additional purchase costs.

             Pursuant to the acquisition agreement, additional shares are issuable if the consolidated pre-tax profits of NCI exceed certain levels during each of the three years ending April 30, 1999, 2000, and 2001 and during the three year period ending April 30, 2001, as contingent consideration. These issuances are treated as additional purchase costs.

             During 2000, approximately 1,050,000 shares of common stock were issued pursuant to the agreement for the financial performance of NCI for the year ended April 30, 1999 (see Note 11).

             The excess of the cost of acquiring NCI over the fair value of net assets acquired, including the fair value of contingent shares issued in 2000, approximates $1,046,000. Such costs are being amortized over eight years. Amortization approximated $142,000 and $49,000 for the years ended April 30, 2000 and 1999, respectively.

             Global Insight Group, Ltd.

             In December 1999, the Company  acquired Global Insight Group,  Ltd.
             (GIG), a corporation organized and existing under the laws of the United Kingdom. GIG provides computer system support, maintenance and consulting services. The Company acquired all of the outstanding shares of capital stock of GIG in exchange for three shares of the Company's common stock.

             The acquisition of GIG was also accounted for as a purchase and the operating results of GIG were included in the consolidated financial statements commencing December 1999. The accounts and operations of GIG were not material.

             The GIG acquisition agreement also provides for the issuance of additional shares based upon the net earnings of GIG (as defined) for each of the calendar years of 2000, 2001 and 2002. Any additional shares issued pursuant to the financial performance of GIG will be recorded as purchase costs.

NOTE 3.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

               Costs  and  estimated  earnings  on  uncompleted   contracts  are
               summarized as follows:

             -------------------------------------------------------------------
               Expenditures on uncompleted contracts                $ 1,270,693
               Estimated earnings thereon                               353,460
             -------------------------------------------------------------------
                                                                      1,624,153
               Less billings to date                                    710,818
             -------------------------------------------------------------------
                                                                     $  913,335


               These  costs  and   estimated   earnings   are  included  in  the
               accompanying balance sheet under the following captions:


             -------------------------------------------------------------------
             Costs and estimated earnings in excess
              of billings on uncompleted contracts                   $  961,792
             Billings in excess of costs and estimated
              earnings on uncompleted contracts                          48,457
             -------------------------------------------------------------------
                                                                     $  913,335

NOTE 4.      PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment consist of the following:

             -------------------------------------------------------------------
             Building                                               $ 1,917,731
             Machinery and equipment                                  1,957,042
             Furniture and fixtures                                     541,178
             Leasehold improvements                                      47,247
             -------------------------------------------------------------------
                                                                      4,463,198
             Less accumulated depreciation                            2,039,402
             -------------------------------------------------------------------
             Property, equipment and improvements, net              $ 2,423,796



             Depreciation related to property, equipment, and improvements approximated $314,000 and $360,000 for the years ended April 30, 2000 and 1999, respectively.

             The land underlying the Company's New York facility is subject to a
             long-term   ground  lease   arrangement   with  no  annual   rental
             requirements.

NOTE 5.      CAPITALIZED SOFTWARE AND PRODUCT ENHANCEMENT COSTS

               Capitalized software and product enhancement costs consist of the following:

               -----------------------------------------------------------------
               Capitalized software and product
                enhancement costs                                   $ 2,669,948
               Less accumulated amortization                          1,042,341
               -----------------------------------------------------------------
                  Capitalized software costs, net                   $ 1,627,607



             Amortization expense approximated $509,000 and $415,000 for the years ended April 30, 2000 and 1999, respectively.

NOTE 6.      LINE OF CREDIT

             The Company has available a $600,000 bank line of credit subject to annual review. Borrowings under the line of credit accrue interest at prime plus 3/4% and are secured by inventory, receivables, property and equipment. No amounts were outstanding under the line as of April 30, 2000.

NOTE 7.      LONG-TERM DEBT

             Long-term debt consists of the following at April 30, 2000:


               ----------------------------------------------------------------------------------

               Two mortgage notes payable,  bank, monthly payments of $3,582 and
               $4,863,  including  interest at 6% and 8% respectively,  with the entire unpaid  principal and accrued interest due April 2009. The notes  are  secured  by a  mortgage  on the  Company's  New  York operating  facility.  Interest on the first note is fixed for two years at which time the note will be increased to 8%. Interest on both  notes  will be  adjusted  after  five  years to the  weekly
               average   yield  to  an  investor  of  United   States   Treasury
               Securities,  adjusted to a constant  maturity of five years, plus
               3%.                                                                     $1,059,864

               Mortgage  note  payable,  public  benefit  corporation,   monthly
               payments of $8,433,  including interest at 8.11%, with the entire unpaid principal and accrued interest due April 2009. The note is also secured by a mortgage on the  Company's  New York  operating
               facility.                                                                  982,339

               Convertible notes payable, $1,075,000 original principal balance.
               The convertible  notes require interest  generally at 10% and are due in July 2001.  The notes may be  redeemed  by the  Company at prices  ranging  from 107% to 119% of the  outstanding  principal balance.  The  notes  may be  converted  to  common  stock by the holders  at the  lower of $3.00  per  share or 90% of the  market value,  as defined.  The  convertible  notes were recorded net of
               discounts approximating $241,200.                                          934,300

               Restructured  convertible  subordinated  debentures  payable to a governmental agency due in 2000. Interest is payable quarterly at
               7.5%. The debentures are convertible  into shares of common stock at $4.50  per  share  through  April  2000.  At April  30,  2000, approximately  59,700 shares of common stock were issuable  under
               this conversion feature.                                                   250,000

               Restructured note payable, government agency, principal and interest payments of $3,804 per month, including interest at 7.5%, due April 2002. This note is unsecured and subordinated to all other debt.

               Other long-term debt                                                        15,111
               ----------------------------------------------------------------------------------
                                                                                        3,363,899
               Less current portion                                                       387,735
               ----------------------------------------------------------------------------------
                                                                                      $ 2,976,164



             Certain  of  the  Company's   long-term  debt  obligations  require
             compliance with financial and non-financial covenants.

             Aggregate maturities of long-term debt are as follows:

             -------------------------------------------------------------------
             Year Ending April 30
             -------------------------------------------------------------------
                  2001                                                $ 387,735
                  2002                                                1,034,291
                  2003                                                   54,778
                  2004                                                   59,356
                  Thereafter                                          1,827,739
             -------------------------------------------------------------------
                                                                     $3,363,899




NOTE 8.      INCOME TAXES

             The provision for income taxes consists primarily of state franchise and current foreign taxes in 2000, and current foreign taxes, net of domestic refunds, in 1999. Deferred tax account balances at April 30, 2000 and 1999 were not material.

             The provision (benefit) for income taxes for the years ended April 30, 2000 and 1999 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income (loss) due to the following:

-------------------------------------------------------------------------------------------------------
                                                                                 2000            1999
-------------------------------------------------------------------------------------------------------
Federal income tax (benefit) at statutory rates                               $ 79,000      $ (232,000)
State income tax (benefit), net of federal benefits                             92,000         (40,000)
Franchise taxes                                                                 45,800               -
Foreign taxes                                                                   59,500          80,900
Change in valuation allowance for net operating losses                         (79,400)        213,900
-------------------------------------------------------------------------------------------------------
Provision for income taxes                                                   $ 196,900        $ 22,800



             Deferred tax assets  (liabilities)  at April 30, 2000 are comprised as follows:

-------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                                            $1,513,000
Net capitalized software and product enhancement costs                                        (553,000)
-------------------------------------------------------------------------------------------------------
                                                                                               960,000
Valuation allowance                                                                           (960,000)
-------------------------------------------------------------------------------------------------------
                                                                                                   $ -



             At April 30, 2000, the Company has net operating loss carryforwards of approximately $4,450,000 which begin to expire in 2004 to offset future federal taxable income. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

NOTE 9.      STOCK OPTION PLANS

             The  Company  has stock  option  plans  (the 1988 Plan and the 1998
             Plan) which provide for the granting of either options intended to qualify as "incentive stock options" under the Internal Revenue Code or "supplemental stock options" not intended to qualify. Under these plans, the Board of Directors determines the exercise and expiration dates of the options which may not be later than 10 years from the date of the grant. The purchase prices of the shares under incentive stock options must be at least equal to the fair market value of the common stock at the date of the grant.

             The following tables summarize option activity during 2000 and 1999 under stock option plans:

-------------------------------------------------------------------------------------------------------
                                                                   Shares Under Option
                                                 [---------------- Year Ended April 30 ---------------]
                                                              Weighted                     Weighted
                                                               Average                      Average
                                                              Exercise                     Exercise
           1988 Stock Option Plan                 2000          Price          1999          Price
-------------------------------------------------------------------------------------------------------
Outstanding beginning of year                       216,140        $ 1.45        227,136        $ 1.94
Granted                                              15,183          2.44         61,750          1.57
Exercised                                           (73,350)         1.28        (10,996)         0.88
Canceled                                            (15,183)         2.36        (61,750)         2.42
-------------------------------------------------------------------------------------------------------
Outstanding end of year                             142,790        $ 1.51        216,140        $ 1.45
-------------------------------------------------------------------------------------------------------
Exercisable                                         142,790        $ 1.51        214,112        $ 1.43
-------------------------------------------------------------------------------------------------------


             Options outstanding at April 30, 2000 under the 1988 Plan, may be exercised at prices ranging from $1.00 to $3.50 per share. At April 30, 2000, no options were available for future issuance under this Plan. An aggregate of 332,779 shares of common stock were originally reserved in connection with the 1988 Plan.

             The weighted-average remaining contractual life of outstanding options under the 1988 Plan is 6.22 years.

-------------------------------------------------------------------------------------------------------
                                                                   Shares Under Option
                                                   [-------------- Year Ended April 30 ---------------]
                                                                 Weighted                     Weighted
                                                                  Average                      Average
                                                                 Exercise                     Exercise
           1998 Stock Option Plan                    2000          Price          1999          Price
-------------------------------------------------------------------------------------------------------
Outstanding beginning of year                     1,396,295        $ 2.18              -           $ -
Granted                                             303,550          2.15      1,406,745          2.17
Exercised                                           (52,897)         2.07              -             -
Canceled                                            (64,285)         2.30        (10,450)         1.31
-------------------------------------------------------------------------------------------------------
Outstanding end of year                           1,582,663        $ 2.93      1,396,295        $ 2.18
-------------------------------------------------------------------------------------------------------
Exercisable                                         614,083        $ 2.01        251,725        $ 1.64
-------------------------------------------------------------------------------------------------------


             An aggregate of 1,800,000 shares of common stock has been reserved in connection with the 1998 Plan. The weighted-average remaining contractual life of outstanding options under the 1998 Plan is 8.56 years. Options outstanding under the 1998 Plan may be exercised at prices ranging from $1.31 to $4.90 per share. At April 30, 2000, 164,440 options were available for future issuance.

             In accordance with APB 25, no employee compensation cost has been recognized in accounting for the stock option plans in 2000 or 1999. Had compensation costs and fair values been determined pursuant to FAS 123, net income for 2000 would have decreased by approximately $628,000 and net loss for 1999 would have increased by approximately $2,925,000. Basic and diluted net loss per common share would have approximated $0.18 and $2.74 in 2000 and 1999, respectively, under FAS 123. The weighted average fair value of options granted during 2000 and 1999, for the purpose of FAS 123, is $2.06 and $2.22 per share, respectively.

             In accordance with FAS 123, the fair value of each option for 2000 was estimated on the grant date using the Black-Scholes Single Option Model, assuming no dividend yield, and with the following assumptions: risk-free interest rates ranging from 6.22% to 6.76%; and volatility factors of the expected market price of the Company's common stock of 112%.

NOTE 10.     EMPLOYEE BENEFIT PLANS

             The Company has adopted qualified profit sharing plans with 401(k) deferred compensation provisions. Substantially all employees are eligible to participate in either of the plans. The plans provide for contributions by the Company at the Board of Director's discretion and on a matched basis. Contributions under the plans approximated $99,600 during the year ended April 30, 2000 ($79,400 in 1999).

NOTE 11.     COMMITMENTS AND CONTINGENCIES

             Leasing Arrangements

             The Company leases office space and certain equipment under operating leases. The lease arrangements generally contain renewal options at various terms. Future minimum lease payments under noncancellable operating leases with an initial or remaining term of one year or more are as follows:

                   -------------------------------------------------------------
                    Year Ending April 30
                   -------------------------------------------------------------
                   2001                                               $ 223,821
                   2002                                                 222,464
                   2003                                                 215,884
                   2004                                                 187,850
                   Thereafter                                            23,436
                   -------------------------------------------------------------
                                                                      $ 873,455

             Issuance of Contingent Consideration - NCI and GIG

             In accordance with the acquisition of NCI (Note 2), the Company is contingently obligated to issue shares of common stock based upon pre-tax profits, as defined, of NCI for the year ended April 30, 2000. Approximately 400,000 shares of common stock are issuable in this connection as of April 30, 2000. Additional purchase costs will be recognized upon the issuance of the contingent shares.

             The Company may also be contingently liable to issue shares of common stock based upon the net earnings, as defined, of GIG for the year ending December 31, 2000.

             Marketing Agreement

             In May 2000, the Company extended its marketing agreement with a public relations firm for an additional two years. Pursuant to the renewed agreement, the Company is obligated to pay the firm
             $108,000 and has issued 200,000 common stock purchase warrants redeemable at exercise prices ranging from $8.50 to $15.00 per share. The Company has also agreed to issue the public relations firm additional warrants on the anniversary date of the execution of the contract to purchase 200,000 shares at various exercise prices. Each warrant is for 50,000 shares at prices of 125%, 150%, 175% and 200% of the closing bid on the anniversary date of the execution of the contract. The fair value of the warrants is not material.

             Litigation and Claims

             The Company is a party to a claim asserting damages of approximately $2,200,000 for failure to file a timely registration statement with respect to shares underlying a warrant to purchase 300,000 shares of common stock. The Company has been served with a demand for arbitration with respect to the claim. In addition, certain purchases of common stock issued in a private placement in July 1999 have also filed a claim against the Company for damages in the amount of $175,000. This claim also alleges delays in completing registration of the common stock. Management and legal counsel are of the belief that both claims are without merit. No liabilities have been accrued relating to these contingencies.

NOTE 12.     RELATED PARTY TRANSACTIONS

             Certain officers/directors receive commissions based upon a percentage of software license fees generated by their respective sales efforts. Approximately $193,000 and $234,600 were earned under the commission agreements during 2000 and 1999, respectively.

             The Company entered into a consulting agreement with a director in 1999 to provide consulting services through February 2002. The agreement provides for an annual fee of $120,000 plus reasonable and necessary business expenses. Consulting fees pursuant to this agreement were $120,000 for both the years ended April 30, 2000 and 1999.

             Accounts  payable  and  accrued   expenses  include   approximately
             $119,000 and $298,000 as of April 30, 2000 and 1999,  respectively, due to these officers/directors.

             The Company is a party to a consulting arrangement with an entity affiliated with an organization in which an officer/director of IFS serves as a director. This arrangement required that consulting fees of approximately $260,000 be paid to this entity in connection with "ISO 9000" certification assistance. Consulting fees under this arrangement were $117,200 and $64,900 for the years ended April 30, 2000 and 1999, respectively.

             In April 2000, the Company acquired a 30% interest in an entity controlled by a former officer in the Company in exchange for the right to use the Company's software products. No value was ascribed to the transaction. In connection with the exchange, the entity agreed to pay the Company approximately $160,000 representing the agreed to value of services provided to the entity prior to formation. The amount due from the related entity is included in other assets at April 30, 2000 and is also included in other income for the year ended April 30, 2000.

NOTE 13.     EXPORT REVENUES AND CERTAIN CONCENTRATIONS

             Total revenues considered export revenues, including sales of NCI's foreign subsidiaries, approximated $10,552,000 and $8,376,000, or 81% and 82% of total revenues, for the years ended April 30, 2000 and 1999, respectively. Such revenues were derived primarily from customers located in Europe, Eastern Europe, and the Far East.

             Approximately 11% and 7% of the Company's total revenues for the years ended April 30, 2000 and 1999, respectively, were derived pursuant to a relationship with one computer manufacturer and approximately 5% and 10%, respectively, were derived pursuant to a reseller agreement.

NOTE 14.     FOREIGN AND DOMESTIC OPERATIONS

-------------------------------------------------------------------------------------------------------
                                    April 30, 2000                          April 30, 1999
                      ---------------------------------------   ---------------------------------------
                                                     NCI                                      NCI
                                                   Foreign                                  Foreign
                            IFS         NCI      Subsidiaries       IFS          NCI     Subsidiaries
-------------------------------------------------------------------------------------------------------
Net revenues from unaffiliated
customers:
United States           $ 1,903,000   $ 551,000            $ -     $ 289,000 $ 1,499,000           $ -
Foreign                   5,152,000   1,925,000      3,475,000     4,020,000     598,000     3,759,000
-------------------------------------------------------------------------------------------------------
                        $ 7,055,000 $ 2,476,000    $ 3,475,000   $ 4,309,000 $ 2,097,000   $ 3,759,000
-------------------------------------------------------------------------------------------------------
Operating earnings (loss):
United States            $ (953,000)$ 1,327,000            $ -   $(2,096,000)$ 1,201,000           $ -
Foreign                    (231,000)          -        253,000             -           -       305,000
-------------------------------------------------------------------------------------------------------
                        $ (1,184,000$ 1,327,000      $ 253,000   $(2,096,000)$ 1,201,000     $ 305,000
-------------------------------------------------------------------------------------------------------
Identifiable assets:
United States           $ 8,468,000 $ 3,693,000            $ -   $ 6,332,000 $ 1,348,000           $ -
Foreign                     226,000           -      1,057,000             -           -     1,606,000
-------------------------------------------------------------------------------------------------------
                        $ 8,694,000 $ 3,693,000    $ 1,057,000   $ 6,332,000 $ 1,348,000   $ 1,606,000
-------------------------------------------------------------------------------------------------------


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

             In September 1996, also in connection with the public offering, the Company obtained bridge financing and issued warrants to purchase 100,000 shares of common stock. The warrants were exercisable at $2.50 per share, subject to adjustment, through September 2001. All warrants were exercised during 1999 and 2000.

             In November 1998, the Company sold warrants to purchase up to 300,000 shares of common stock at an exercise price of $2.50 per share. Proceeds from the sale of the warrants were $30,000.

             In connection with the issuance of $1,075,000 convertible notes in 1999, the Company issued warrants to purchase up to 200,000 shares of common stock at an exercise price of $3.07.

             Conversion of Preferred Shares

             During fiscal year 1999, shareholders of the Company approved the conversion of all of the issued and outstanding shares of preferred stock into common shares. Each share of preferred stock was converted into 1.1 shares of common stock. Holders of warrants and options to purchase preferred shares prior to the conversion may now exercise their rights for conversion into common shares at a ratio of 1.1 to 1.

             Issuance of Series B Preferred Shares and Warrants

             In March 2000, the Company issued 200,000 shares of Series B preferred stock, and warrants to purchase up to 200,000 shares of common stock at an exercise price of $5.44. Proceeds from the sale of the preferred stock and warrants were $1,870,000, net of expenses incurred. Each share of preferred stock is convertible into common stock of the Company through March 2003, at which time the preferred stock is automatically converted into common stock. Holders of preferred stock are entitled to annual dividends of $.50 per share payable quarterly, beginning in fiscal year 2001. In connection with the sale, the Company issued a warrant to purchase 100,000 shares of common stock to a third party who facilitated the transaction.

NOTE 16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

             The fair value of the Company's financial instruments, consisting principally of cash equivalents and long-term debt, has been estimated to approximate their carrying amounts, based on current interest rates.

NOTE 17.     INVESTMENTS

             The Company has a 42% equity interest in a foreign joint venture arrangement at April 30, 2000. The joint venture is involved in establishing a EFT network in an Asian country and is currently in its start-up phase. The Company's total investment in the joint venture approximated $108,000 at April 30, 2000, and is classified as an other asset.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   IFS INTERNATIONAL, INC.
                                   --- -------------- ----
                                       (Registrant)

Date: _August 7, 2000____       By:    \s\ David L. Hodge
                                    -----------------------
                                           David L. Hodge, President and
                                           Chief Executive Officer, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: _August 7, 2000____       By:     \s\ David L. Hodge
                                    ------------------------
                                             David L. Hodge, President and
                                             Chief Executive Officer, Director

Date: _ August 7, 2000____      By:     \s\ John P. Singleton
                                     --------------------------
                                             John P. Singleton
                                             Chairman of the Board, Director

Date: _ August 7, 2000____      By:     \s\ Frank A. Pascuito
                                     --------------------------
                                             Frank A. Pascuito
                                             Executive Vice President, Director

Date: _ August 7, 2000____      By:     \s\ Simon Theobald
                                    -------------------------
                                             Simon Theobald
                                             Executive Vice President, Director

Date: _ August 7, 2000____      By:     \s\ Carmen A. Pascuito
                                     ---------------------------
                                             Carmen A. Pascuito,
                                             CFO, Controller and Secretary

Date: _ August 7, 2000____      By:     \s\ DuWayne J. Peterson
                                     -------------------------------
                                             DuWayne J. Peterson, Director

Date: _ August 7, 2000____      By:     \s\ Per Olof Ezlius
                                    ----------------------------
                                             Per Olof Ezelius, Director

Date: _ August 7, 2000____      By:     \s\ C. Rex Welton
                                    ----------------------------------
                                             C. Rex Welton, Director