Form 10KSB/A
period 2000-04-30
IFS INTERNATIONAL HOLDINGS INC
filed 2000-09-18
CIK 808310

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

Title of each class                    Name of each exchange on which registered
Common Stock,                          Boston Stock  Exchange  Redeemable
par value $.001 per share

Stock Purchase Warrants                Boston Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
Common Stock,                          Nasdaq National Market  Redeemable
par value $.001 per share

Stock Purchase Warrants                Nasdaq National Market

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

The aggregate market value of the Common Stock held by non-affiliates on August 31, 2000 was approximately $7,767,526.

As of September 8, 2000 there were 4,078,922 shares of IFS International Holdings, Inc. Common Stock outstanding.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the use in this Registration Statement on Form S-3 (File Nos. 333-66423, 333-88121 and 333-15653) of our report dated June 30, 2000 relating to the consolidated financial statements of IFS International Holdings, Inc. and subsidiaries, which is incorporated by reference therein, and to the reference to our Firm under the caption "Experts" in the Prospectuses.

                                                        URBACH KAHN & WERLIN LLP

Albany, New York
September 15, 2000

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

     10.10d * Third amendment to Employment Agreement, dated as of March 9, 2000 between IFS International, Inc. and Simon J. Theobald.

     10.11* Extension Agreement, dated as of May 12, 1998 between the Company and Per Olof Ezelius. (6)

     10.12Purchase and Sale Agreement, dated as of December 17, 1996, between the Company and Trustco Bank, National Association. (1)

     10.13Form of  Consulting  and  Investment  Banking  Agreement  between  the
          Company and the Underwriter. (1)

     10.14Promissory  Note,  dated March 14,  1997,  between the Company and Key
          Bank of NewYork. (3)

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

     2 Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1997 and incorporated herein by reference.

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

                                          IFS INTERNATIONAL HOLDINGS, INC.
                                                     (Registrant)





Date: September 18, 2000                  By: _______David L. Hodge______
                                                     David L. Hodge
                                                     President and CEO