Form 10QSB
period 2000-07-31
IFS INTERNATIONAL HOLDINGS INC
filed 2000-09-19
CIK 808310

================================================================================

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER Section 13 or 15(d) of the

                        Securities Exchange Act of 1934.

                  For the Quarterly Period ended July 31, 2000

                                       or

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

Common Stock, $.001 par value, 4,078,922 shares outstanding as of September 8, 2000


================================================================================

                IFS International holdings, Inc. and Subsidiaries

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                          Part I. Financial Information

Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets

July 31, 2000 (unaudited) and April 30, 2000.................................2-3

Consolidated Statements of Operations,
three months ended July 31, 2000 and 1999 (unaudited)..........................4

Consolidated Statements of Cash Flows,
three months ended July 31, 2000 and 1999 (unaudited)..........................5

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

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

                          Part I. Financial Information

               Item 1. Consolidated Unaudited Financial Statements

                IFS International holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                 July 31,          April 30,
                                                   2000              2000
                                                (unaudited)

                                              ----------------- ----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $1,462,614        $2,382,279
   Trade accounts receivable, net                2,603,453         2,523,753
   Costs and estimated earnings
     in excess of billings
     on uncompleted contracts                    2,794,296           961,792
   License fees receivable                       1,222,660           642,246
   Other current assets                            954,071           606,468
   Inventory                                        62,640            84,334
                                              ----------------- ----------------
      Total current assets                       7,402,574         7,200,872
                                              ----------------- ----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net        2,444,884         2,423,796
                                              ----------------- ----------------
OTHER ASSETS

   Capitalized software costs, net               1,737,002         1,627,607
   Excess of cost over fair value of
     net assets of business acquired, net        1,140,011         1,191,830
   License fees receivable                         474,500           632,672
   Other                                           259,722           367,639
                                              ----------------- ----------------
      Total other assets                         3,611,235         3,819,748
                                              ----------------- ----------------
                                               $13,458,693       $13,444,416
                                              ================= ================

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                         July 31,      April 30,
                                                           2000          2000
                                                       (unaudited)

                                                    ---------------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities

   Current maturities of long term debt                  $390,193      $387,735
   Accounts payable                                       790,990       674,961
   Accrued compensation and related liabilities           577,877       525,860
   Other accrued                                          927,194       885,972
expenses

   Billings in excess of costs and estimated
     earnings on uncompleted contracts                     92,880        48,457
   Deferred revenue and customer deposits                 895,203       710,474
                                                    ---------------- -----------
      Total current liabilities                         3,674,336     3,233,459
                                                    ---------------- -----------
LONG-TERM DEBT, less current maturities                 2,980,674     2,976,164
                                                    ---------------- -----------
OTHER LONG TERM LIABILITIES                               305,760             -
                                                    ---------------- -----------

shareholders' equity
   Preferred  stock,  $.001 par value;
     25,000,000  shares  authorized,  200,000
     shares Series B issued and outstanding
     liquidation preference $11.50 per share                  200           200
   Common Stock $.001 par value; 50,000,000 shares
     authorized, 4,076,825 and 4,048,451
     shares issued and outstanding                          4,082         4,047
   Additional paid-in capital                          11,891,041    11,859,424
   Accumulated deficit                                 (5,333,804)   (4,547,665)
   Accumulated other comprehensive loss                   (63,597)      (81,213)
                                                    --------------- ------------
Total shareholders' equity                              6,497,923     7,234,793
                                                    --------------- ------------
                                                      $13,458,693   $13,444,416
                                                    =============== ============

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three           Three
                                                   Months          Months
                                                   Ended           Ended
                                               July 31, 2000   July 31, 1999
                                             ---------------- ---------------
Revenues:
   Software license and
     installation contract fees                $1,484,986       $1,371,198
   Service and maintenance revenue                945,321          871,027
   Hardware sales                                  12,842          589,551
                                             ---------------- ---------------
                                                2,443,150        2,831,776
                                             ---------------- ---------------
Cost of Revenues:
   Software license and
     installation contract fees                   452,028          356,962
   Service and maintenance revenue                234,177          298,197
   Hardware sales                                   1,712           82,192
                                             ---------------- ---------------
Gross profit                                    1,755,232        2,094,425
                                             ---------------- ---------------
Operating expenses:
   Research and development                       436,000          250,125
   Salaries                                       804,919          798,339
   Rent and occupancy                             146,893          147,046
   Selling, general and administrative            973,343          698,799
   Other                                          126,028          102,298
                                             ---------------- ---------------
                                                2,487,183        1,996,607
                                             ---------------- ---------------
Income (loss) from operations                    (731,951)          97,818

Other income (expense):
   Interest expense                               (75,011)         (75,710)
   Interest income                                 24,819           18,967
   Other                                            4,714             (922)
                                             ---------------- ---------------
Income (loss) before income taxes                (777,429)          40,153

Provision for income taxes                          8,710                -
                                             ---------------- ---------------
Net (loss) income                               $(786,139)         $40,153
                                             ================ ===============

                                             ---------------- ---------------
Basic income (loss) per common share          $     (0.19)       $     .01
                                             ---------------- ---------------
                                             ---------------- ---------------
Weighted average common shares outstanding      4,072,000        2,779,000
                                             ---------------- ---------------
                                             ---------------- ---------------
Diluted income (loss) per common share        $     (0.19)       $     .01
                                             ---------------- ---------------
                                             ---------------- ---------------
Weighted average common and common
  equivalent shares outstanding
                                                4,992,000        3,079,000
                                             ---------------- ---------------

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Three Months Ended   Three Months Ended

                                                                                        July 31, 2000        July 31, 1999
                                                                                     -------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                                                       $(786,139)             $40,153
  Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
   Depreciation and amortization                                                           274,184              231,787
   Amortization of discount on notes payable                                                30,150               10,050
  Changes in assets and liabilities:
   Inventory                                                                                21,694              (66,275)
   Trade accounts receivable, net                                                          226,060              650,157
   License fees receivable                                                                (422,242)                   -
   Costs, estimated earnings and billings on uncompleted contracts                         (90,921)            (304,079)
   Other current assets                                                                   (239,505)            (133,525)
   Accounts payable                                                                        116,029               35,636
   Accrued expenses                                                                         93,239             (139,208)
   Deferred revenue and customer deposits                                                  184,729              (53,898)
                                                                                     -------------------- --------------------
     Net cash provided by (used in) operating activities                                  (592,722)             270,798
                                                                                     -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Equipment purchases                                                                      (116,976)             (66,086)
 Capitalized software and license costs                                                   (235,873)            (192,648)
                                                                                     -------------------- --------------------
     Net cash used in investing activities                                                (352,849)            (192,831)
                                                                                     -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments on long term debt                                                      (23,182)             (13,526)
 Proceeds from notes payable                                                                     -              965,000
 Proceeds from issuance of stock                                                            31,653                    -
                                                                                     -------------------- --------------------
     Net cash provided by financing activities                                               8,471              951,474
                                                                                     -------------------- --------------------

Effect of exchange rate changes on cash                                                     17,435               (5,976)
                                                                                     -------------------- --------------------
Increase (decrease) in cash and cash equivalents                                          (919,665)             957,562

Cash and cash equivalents:
 Beginning of year                                                                       2,382,279            1,326,708
                                                                                     -------------------- --------------------
 End of period                                                                          $1,462,614           $2,284,270
                                                                                     ==================== ====================


Supplemental Disclosures of Cash Flows Information

------------------------------------------------------------------------------------ -------------------- --------------------
Cash paid during the three months for:

Interest                                                                                   $41,124              $38,836
==================================================================================== ==================== ====================

See notes to consolidated financial statements.

IFS International holdings, Inc. and SubsidiarIES

Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (IFS Holdings), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation (IFS), Network Controls International, Inc., a North Carolina Corporation (NCI) and Global Insight Group, LTD, a corporation organized and existing under the laws of the United Kingdom (GIG). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of July 31, 2000, the consolidated statements of operations for the three months ended July 31, 2000 and 1999 and the consolidated statements of cash flows for the three months ended July 31, 2000 and 1999 have been prepared by IFS Holdings, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at July 31, 2000 and for all periods presented have been made.

IFS Holdings adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") during 1999. Comprehensive income (loss) of IFS Holdings includes net income (loss), adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial. Total comprehensive income
(loss) (the sum of net income (loss) and the change in foreign currency translation adjustment amounts) was $(768,523) and $34,175 for the three months ended July 31, 2000 and 1999, respectively.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We do not believe that the adoption of SAB 101 will have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on the our financial position or results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended April 30, 2000. The results of operations for the period ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

Note 2

Acquisitions

On-Point Technology

On May 22, 2000, we entered into an Asset Purchase Agreement with On-Point Technology Systems, Inc., a Nevada corporation and e-Point Technologies, Inc. also a Nevada corporation. Pursuant to the terms of the Agreement, we acquired certain assets of e-Point Technologies Ltd., a United Kingdom company and a subsidiary of e-Point Technologies, Inc. As consideration for the assets acquired, we will issue shares of our Common Stock having a market value of $90,000 (as adjusted) or approximately 20,000 shares based the average closing price five business days immediatey preceeding the closing date of May 22, 2000. The shares have not been issued to On-Point as of the date of this filing.

Global Insight Group LTD

On December 6th 1999, we entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Global Insight Group LTD ("GIG") and its three operating subsidiaries. The consideration is payable entirely in shares of the IFS Holdings' common stock. The transaction is structured to provide for a minimal payment of three shares of the our common stock at closing, with substantially the entire consideration to be determined based on the future financial performance of the companies acquired.

In addition to the three shares issued at the closing, the purchase price has two components.

1). So-called `Buy-Out' which is measured by multiplying the net earnings of GIG for calendar year 2000 (determined in accordance with generally accepted accounting principles, but with certain special adjustments set forth in the Stock Purchase Agreement) by four (4) and by issuing to the sellers (the current shareholders of GIG) common stock of IFS Holdings equal to the amount so computed. The agreement provides a collar (lower limit and upper limit) on the price at which the common shares will be valued. The purpose of setting forth the collar is to prevent undue dilution to the our existing shareholders in the event of a temporary drop in the price of the common shares during the computation period.

2). For the two calendar years of 2001 and 2002, the earnings of GIG will be computed in the same fashion. The earnings in each years will be reduced by 50%, and the amount so calculated will then be paid (year-by-year) by issuing additional shares of common stock of IFS Holdings. The procedures for calculating the share price and the collar provisions likewise apply to the issuance of shares at the completion of each of the three years after the closing.

If and when the total number of shares paid to the sellers exceeds a value of $1.2 million, then the formula under paragraph (2) above changes from 50% of earnings to 30% of earnings, which has the effect of reducing the number of shares that IFS Holdings would be called upon to issue.

Network Controls International, Inc.

On January 30, 1998, the merger of a wholly owned subsidiary of IFS Holdings with and into NCI Holdings, Inc. ("NCI Holdings") was consummated pursuant to a plan and merger agreement, dated January 30, 1998. NCI Holdings owned approximately 94% of the issued and outstanding shares of capital stock of NCI, which develops and markets software products for bank automation. On June 1, 1998 NCI was merged into NCI Holdings and NCI Holdings subsequently changed its name to Network Controls International, Inc.

We acquired all of the outstanding shares of capital stock of NCI Holdings in exchange for $1.11 million, consisting of $840,000 in cash and approximately $238,000 representing the fair market value of 87,094 shares of preferred stock. Costs incurred in connection with the acquisition approximated $102,000. In accordance with provisions of the acquisition agreement, we initially recorded the issuance of preferred shares at an amount which considered an allowance for equity deficiencies of NCI. Pursuant to the acquisition agreement, additional common shares may be issued if the consolidated pre-tax profits of NCI exceeds certain levels during each of the three years ending April 30, 1999, 2000 and 2001 and during the three year period ending April 30, 2001. These issuances, if any will be treated as additional purchase costs. The acquisition was accounted for as a purchase and the operating results of NCI were included in the consolidated financial statements commencing February 1, 1998.

In July 1998, we acquired the remaining outstanding shares of capital stock of NCI for cash and stock valued at approximately $35,000.

In August 1998, the Board of Directors voted in favor of waiving the equity deficiencies clause in the plan and merger agreement and allowances for preferred shares were reversed.

In October, 1999, pursuant to the terms of the plan and merger agreement, we issued 1,051,716 shares of our common stock to Per Olof Ezelius, one of our directors and president of our NCI subsidiary, for the financial performance of NCI during the fiscal years ended April 30, 1999. The shares were issued as additional contingent consideration pursuant to the terms of the plan and merger agreement dated January 30, 1998.

In September, 2000 pursuant to the terms of the plan and merger agreement the Board of Directors agreed to issue 585,511 shares of our common stock to Per Olof Ezelius for the financial performance of NCI for the fiscal year ended April 30, 2000. In September, 2000, we entered into an agreement with Mr. Ezelius that terminated the rights of Mr. Ezelius to receive any additional contingent shares in future years based on the financial performance of NCI through fiscal year 2001 pursuant to the terms of the plan and merger agreement.

Note 3

Earnings Per Share

Effective April 30, 1998, IFS Holdings adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS. The statement replaced the presentation of Primary EPS with a presentation of Basic EPS, and Fully Diluted EPS with Diluted EPS.

Note 4

Subsequent Event

We are presently conducting a private placement of our securities. The placement, which commenced in August 2000, and may be extended through December 2000, includes units of our securities consisting of one share of newly authorized convertible preferred stock and a warrant to purchase one share of common stock. The conversion rules of preferred and exercise price of the warrants are determined by a formula which results in a conversion price and an esxercise price above current market price at the time of issuance of any units. An aggregate of 4,000,000 units are being offered at a price of $2.50 per unit or a total of $10,000,000, if all the units are sold. As of September 15, 2000, we had sold 539,994 units and received gross proceeds of approximately $1,350,000. We are required to issue warrants to the placement agent to acquire a number of units equal to 15% of the units sold pursuant to the offering.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB is based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adapting TPII software products to meet the demands of larger EFT systems, (v) continued acceptance of our software products by a significant number of new customers, (vi) our continued relationship with computer manufacturers, (vii) acceptance of NCI Business Centre a by a significant number of new customers and (viii)the integration and success of acquisitions.

Introduction

We are engaged in the business of developing, marketing and supporting software products for electronic funds transfer, retail, e-commerce and retail banking markets. These markets are served primarily through the Company's two wholly owned subsidiaries, IFS and NCI.

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

Results of Operations

Total revenues of $2,443,150 for the quarter ended July 31, 2000 represent a decrease of $388,626 or 13.7%, over total revenues of $2,831,776 for the quarter ended July 31, 1999. The decrease in total revenues is primarily a result of a decrease in revenue from NCI . Revenue from NCI decreased by $819,781 or 60% to $546,619 during the quarter ended July 31, 2000 as compared to $1,366,400 for the three months ended July 31, 1999. Total revenues for IFS increased by $431,155 or 29.4% to $1,896,530 from the corresponding period in the previous year. The decrease in NCI's revenue is primarily atributable to a decrease in revenue from the sale of NCI's legacy products.

Software license and installation contract fees increased by $113,788 or 8.3% to $1,484,986 during the three months ended July 31, 2000 as compared to $1,371,198 for the three months ended July 31, 1999. Software license and installation contract fees for IFS increased by $271,286 or 22.8% to $1,462,945. This increase is a result of the increase in the average contract value. The contract values have increased as a result of the addition of TP-CMS license fees with TPII license fees in IFS' contracts. The increase was partially offset by a decrease software license and installation contract fees from NCI.

Service and maintenance revenues increased by $74,294 or 8.5% to $945,321 during the three months ended July 31, 2000 as compared to $871,027 for the three months ended July 31, 1999. Service and maintenance revenue for IFS increased by $159,869 or 58.7% from the corresponding period in the previous year. IFS' increase was a result of new customers beginning their maintenance contracts. The increase was partially offset by a decrease in service and maintenance revenue from NCI.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 61.4% of total revenues for the three months ended July 31, 2000 as compared to 96.2% for the three months ended July 31, 1999. The decrease as a percentage of total revenues resulted primarily from the increase in domestic revenues generated by IFS. We expect total revenues from foreign countries to continue to be a significant portion of our revenues in the future.

Gross profit, as expressed as a percentage of total revenues, decreased to 71.8% for the quarter ended July 31, 2000, as compared to 74.0% for the quarter ended July 31, 1999.

Operating expenses increased by $490,576 or 24.6% to $2,487,183 during the three months ended July 31, 2000 as compared to $1,996,607 for the three months ended July 31, 1999. Operating expenses increased as a result of increases in research and development and selling, general and administrative expenses. These increases are a result of our continued efforts to expand our technical staff and to fund our sales and marketing objcetives.

The excess of cost over fair value of assets acquired in the NCI acquisition is approximately $1,140,000 at July 31, 2000. This amount is being amortized on a straight line basis over eight years. Amortization expense for the three month periods ended January 31, 2000 and 1999 was $51,819 and $12,699 respectively. The increase in amortization expense is related to the additional goodwill associated with the issuance of earn out shares pursuant to the merger agreement with NCI.

Software costs capitalized for the quarter ended July 31, 2000 were approximately $240,000 as compared to approximately $193,000 for the quarter ended July 31, 1999. Capitalized software costs relate to costs incurred with respect to electronic funds transfer software technology and the NCI Business Centre(TM) product. Such capitalized costs are being amortized on a straight line basis over the estimated five year marketing lives of the software.

Net loss was $786,139 for the quarter ended July 31, 2000, as compared to a net income of $40,153 for the quarter ended July 31, 1999. The net loss for the quarter resulted primarily from a sustantial decrease in revenue from NCI.

We have net operating loss carryforwards of approximately $4,450,000 as of April 30, 2000. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

Our first successful installation of TP-CMS was completed during our last fiscal year. It has since been marketed worldwide, and subsequently several contracts have been executed. The product is an open architecture payment card management solution for credit, debit, electronic purse cards and biometric identification. Incorporating the latest technologies available for information management, TP-CMS enables IFS to provide a complete migration of a bank's payment card systems to state-of-the-art solutions. To date, in every instance, TP-CMS has been implemented in conjunction with TP-II. We believe that the product has been and will continue to be accepted by the EFT industry, and therefore contribute significantly to the results of operations. However, we can not provide any assurance that the product will continue to be successful and can not estimate the impact, if any, on earnings.

We have also recently introduced PosPay. PosPay allows merchants to process their internet sourced transactions in a secure, automated and real line environment which complies with the various bank/card scheme mail order and telephone rules and regulations. We have entered into an initial contract for PosPay. At this time, we can not provide any assurance that the product will continue to be successful and can not estimate the impact, if any, on earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $3,967,413 at April 30, 2000 to $3,728,238 at July 31, 2000. The decrease in working capital was primarily a result of a decrease in cash offset by increases in deferred revenue and cost and estimated earnings in excess of billings and license fees receivable. Cash decreased as a result of funds being utilized for expansion in sales & marketing and for other working capital needs.

Deferred revenue increased as a result of software maintenance beginning for the successful installation of new customers. Cost and estimated earnings in excess of billings and license fees receivable, increased as a result of new contracts being executed during the quarter and being accounted for under the percentage of completion method of contract accounting.

We believe that anticipated cash flow from operations, proceeds from our on-going and proposed private placement financings (see Note 4 to the financials) and the availability of a $600,000 line of credit will be sufficient to finance our working capital requirements for the foreseeable future. However, since a portion of our software contracts are not paid until acceptance by the customer and, as a result, we are required to fund a portion of the costs of configuration and installation of such products from available capital, any substantial increase in the number of installations or delay in payment could create a need for additional financing. In such event, there can be no assurance that additional financing will be available on terms acceptable to us, or at all.

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

IFS International holdings, Inc. and SubsidiarIES

                           Part II - Other Information

Item 1  - Legal Proceedings

On June 29, 2000, MDB Capital Group LLC ("MDB") filed a Statement of Claim through the American Arbitration Association against the Company. MDB claimed that it was damaged by the Company's purported failure to timely file, and seek approval of, a registration statement covering MDB's shares underlying a warrant to purchase 300,000 shares of the Company's stock. MDB alleged damages in the amount of $2,193,000 based on the purported highest intra-day price of the Company's stock subsequent to the time MDB believes the registration statement would have or should have been effective. MDB also seeks recovery of attorneys' fees and costs. The Company denies MDB's allegations and contends, among other things, that the effective date of the registration statement was delayed, if at all, because of legal issues relating to MDB. In addition, the Company filed counterclaims against MDB contending that the Company is entitled to, among other relief, rescission of the warrant and damages due to MDB's failure to perform under the investment banking agreement entered into contemporaneously and as partial consideration for the warrant issued. The Company intends vigorously to defend the suit and pursue the counterclaims.

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

                                   Date: September 19, 2000
                                   IFS International Holdings, Inc.
                                   By:

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