Form 10QSB/A
period 2000-07-31
IFS INTERNATIONAL HOLDINGS INC
filed 2000-11-06
CIK 808310

================================================================================

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
                                                (unaudited)

                                              ----------------- ----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $1,462,614        $2,382,279
   Trade accounts receivable, net                2,603,453         2,523,753
   Costs and estimated earnings
     in excess of billings
     on uncompleted contracts                    1,097,136           961,792
   License fees receivable                       1,222,660           642,246
   Other current assets                            954,071           606,468
   Inventory                                        62,640            84,334
                                              ----------------- ----------------
      Total current assets                       7,402,574         7,200,872
                                              ----------------- ----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net        2,444,884         2,423,796
                                              ----------------- ----------------
OTHER ASSETS

   Capitalized software costs, net               1,737,002         1,627,607
   Excess of cost over fair value of
     net assets of business acquired, net        1,140,011         1,191,830
   License fees receivable                         474,500           632,672
   Other                                           259,722           367,639
                                              ----------------- ----------------
      Total other assets                         3,611,235         3,819,748
                                              ----------------- ----------------
                                               $13,458,693       $13,444,416
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

                                   Date: November 6, 2000
                                   IFS International Holdings, Inc.
                                   By:

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