Form 10QSB
period 2000-10-31
IFS INTERNATIONAL HOLDINGS INC
filed 2000-12-15
CIK 808310

================================================================================
                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER Section 13 or 15(d) of the

                        Securities Exchange Act of 1934.

                 For the Quarterly Period ended October 31, 2000

                                       or

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

Common Stock,  $.001 par value,  4,875,325 shares  outstanding as of December 7,
2000


================================================================================

              IFS International holdings, Inc. and Subsidiaries

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                          Part I. Financial Information

Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
October 31, 2000 (unaudited) and April 30, 2000.............................2-3

Consolidated Statements of Operations,
three months and six months ended October 31, 2000 and 1999 (unaudited).......4

Consolidated Statements of Cash Flows,
six months ended October 31, 2000 and 1999 (unaudited)........................5

Notes to Consolidated Financial Statements (unaudited)......................6-8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations..............................9-12


                           Part II. Other Information

Item 1.  Legal Proceedings...................................................13

Item 2.  Changes in Securities...............................................13

Item 3.  Defaults Under Senior Securities ...................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................13

Item 5.  Other Information...................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................13

                          Part I. Financial Information

               Item 1. Consolidated Unaudited Financial Statements

                IFS International holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                              October 31,        April 30,
                                                                                 2000              2000
                                                                              (unaudited)
                                                                            ----------------- -----------------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                    $902,079        $2,382,279
   Trade accounts receivable, net                                              2,849,583         2,523,753
   Costs and estimated earnings in excess of billings
   on uncompleted contracts                                                    1,203,052           961,792
   License fees receivable                                                     1,650,998           642,246
   Other current assets                                                          826,991           606,468
   Inventory                                                                      50,745            84,334
                                                                            ----------------- -----------------
      Total current assets                                                     7,483,448         7,200,872
                                                                            ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                                      2,443,388         2,423,796
                                                                            ----------------- -----------------
OTHER ASSETS

   Capitalized software costs, net                                             1,967,991         1,627,607
   Excess of cost over fair value of net assets of business acquired, net      2,387,030         1,191,830
   License fees receivable                                                       316,336           632,672
   Other                                                                         543,977           367,639
                                                                            ----------------- -----------------
      Total other assets                                                       5,215,354         3,819,748
                                                                            ----------------- -----------------
                                                                             $15,142,190       $13,444,416
                                                                            ================= =================
See notes to consolidated financial statements.

                IFS International holdings, Inc. and SubsidiarIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  October 31,            April 30,
                                                                                      2000                 2000
                                                                                  (unaudited)
                                                                              -------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities

   Current maturities of long term debt                                                $133,795             $387,735
   Accounts payable                                                                     499,679              674,961
   Accrued compensation and related liabilities                                         663,705              525,860
   Other accrued expenses                                                               754,258              885,972
   Billings in excess of costs and estimated
   earnings on uncompleted contracts                                                     98,265               48,457
   Deferred revenue and customer deposits                                               720,134              710,474
                                                                               -------------------- ---------------------
      Total current liabilities                                                       2,869,836            3,233,459
                                                                               -------------------- ---------------------
LONG-TERM DEBT, less current maturities                                               2,737,237            2,976,164
                                                                               -------------------- ---------------------
                                                                               -------------------- ---------------------
OTHER LONG TERM LIABILITIES                                                             305,760                    -
                                                                               -------------------- ---------------------
shareholders' equity
   Preferred stock, $.001 par value; 25,000,000 shares Authorized:
    Series B, 200,000 shares issued and outstanding                                         200                  200
     liquidation preference $11.50 per share
    Series 2000-1,663,994 and 0 shares issued and outstanding, liquidation
     preference $2.50 per share                                                             664                    -
   Common stock $.001 par value; 50,000,000 shares
     authorized: 4,875,325 and 4,048,451 shares issued and outstanding                    4,876                4,047
   Additional paid-in capital                                                        15,122,610           11,859,424
   Accumulated deficit                                                               (5,806,932)          (4,547,665)
   Accumulated other comprehensive (loss)                                               (81,761)             (81,213)
                                                                               -------------------- ---------------------
                                                                                      9,239,657            7,234,793
Less Treasury stock, 5,000 and 0 shares, at cost                                        (10,300)                   -
                                                                               -------------------- ---------------------
Total shareholders' equity                                                            9,229,357            7,234,793
                                                                               -------------------- ---------------------
                                                                                    $15,142,190          $13,444,416
                                                                               ==================== =====================
See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                           Six               Six               Three              Three
                                                         Months             Months            Months             Months
                                                          Ended             Ended              Ended              Ended
                                                    October 31, 2000   October 31, 1999  October 31, 2000   October 31, 1999
                                                    ------------------ ----------------- ------------------ ------------------
Revenues:
   Software license and installation contract fees    $2,773,022         $3,463,648        $1,288,036         $2,092,450
   Service and maintenance revenue                     1,798,083          1,798,083         1,023,724            927,056
   Hardware sales                                         48,814            958,933            35,972            369,382
                                                    ------------------ ----------------- ------------------ ------------------
                                                       4,790,882          6,220,664         2,347,732          3,388,888
                                                    ------------------ ----------------- ------------------ ------------------
Cost of Revenues:
   Software license and installation contract fees       521,860            950,486            69,832            593,525
   Service and maintenance revenue                       633,967            214,687           399,790            132,494
   Hardware sales                                          9,581            605,152             7,869            306,955
                                                    ------------------ ----------------- ------------------ ------------------
Gross profit                                           3,625,473          4,450,339         1,870,241          2,355,914
                                                    ------------------ ----------------- ------------------ ------------------
Operating expenses:
   Research and development                              691,765            486,913           255,765            236,788
   Salaries                                            1,699,959          1,694,577           895,040            896,238
   Rent and occupancy                                    305,272            307,323           158,379            160,277
   Selling, general and administrative                 1,839,310          1,471,575           865,967            772,140
   Other                                                304,534            220,803           178,507            118,505
                                                    ------------------ ------------------ ------------------ -----------------
                                                       4,840,841          4,181,191         2,353,658          2,183,948
                                                    ------------------ ----------------- ------------------ ------------------
Income (loss) from operations                         (1,215,369)           269,148          (483,418)           171,966

Other income (expense):
   Interest expense                                     (192,603)          (138,418)         (117,592)           (65,651)
   Interest income                                        49,105             37,938            24,286             21,915
   Other                                                 159,984             16,621           155,270             16,907
                                                   ------------------ ----------------- ------------------ -------------------
Income (loss) before income taxes                     (1,198,883)           185,289          (421,454)           145,137

Provision for income taxes                                60,382                  -            51,672                  -
                                                    ------------------ ----------------- ------------------ ------------------
Net (loss) income                                    $(1,259,265)          $185,289         $(473,126)          $145,137
                                                    ================== ================= ================== ==================
                                                    ------------------ ----------------- ------------------ ------------------
Basic income (loss) per common share                       (0.30)               .06             (0.11)               .05
                                                    ------------------ ----------------- ------------------ ------------------
Weighted average common shares outstanding             4,257,000          2,868,000         4,444,099          2,958,000
                                                    ------------------ ----------------- ------------------ ------------------
Diluted income per common share                            (0.30)               .05             (0.11)               .04
                                                    ------------------ ----------------- ------------------ ------------------
Weighted average common and common equivalent
shares outstanding                                     4,257,000          3,691,000         4,444,099          3,444,700
                                                    ------------------ ----------------- ------------------ ------------------

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Six Months Ended     Six Months Ended
                                                                                      October 31, 2000     October 31, 1999
                                                                                     -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                                                      (1,259,265)            $185,289
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                           604,610              382,261
   Amortization of discount on notes payable                                                60,300               10,050
   Changes in assets and liabilities:
   Inventory                                                                                33,589               31,814
   License fees receivable                                                                (692,416)                   -
   Trade accounts receivable, net                                                         (325,830)             184,755
   Costs, estimated earnings and billings on uncompleted contracts                        (191,454)            (692,711)
   Other current assets                                                                    (91,121)             (64,921)
   Accounts payable                                                                       (175,282)            (121,693)
   Accrued expenses                                                                         37,881              (64,177)
   Deferred revenue and customer deposits                                                    9,660             (182,917)
                                                                                     -------------------- --------------------
     Net cash used in operating activities                                              (1,296,912)            (332,250)
                                                                                     -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Equipment purchases                                                                      (207,380)             (32,405)
 Acquisition of treasury stock                                                             (10,300)                   -
 Acquisition of e-Point                                                                    (10,000)                   -
 Capitalized software and license costs                                                   (611,123)            (423,922)
                                                                                     -------------------- --------------------
     Net cash used in investing activities                                                (838,802)            (456,327)
                                                                                     -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments on long term debt                                                      (53,167)             (27,103)
 Proceeds from notes payable                                                                     -              965,000
 Proceeds from issuance of stock                                                         1,401,645                8,811
                                                                                     -------------------- --------------------
     Net cash provided by financing activities                                           1,348,478              946,708
                                                                                     -------------------- --------------------

Effect of exchange rate changes on cash                                                       (548)                 (37)
                                                                                     -------------------- --------------------
Increase (decrease) in cash and cash equivalents                                         (1,480,200)              158,094

Cash and cash equivalents:
 Beginning of year                                                                       2,382,279            1,326,708
                                                                                     -------------------- --------------------
 End of period                                                                            $902,079           $1,484,802
                                                                                     ==================== ====================

Supplemental Disclosures of Cash Flows Information

------------------------------------------------------------------------------------ -------------------- --------------------
Cash paid during the six months for:
Interest                                                                                   $96,413              $66,458
Taxes                                                                                       26,305                    -
==================================================================================== ==================== ====================
Supplemental Disclosures of Cash Flows Information of Non-Cash Investing and
Financing Activities
------------------------------------------------------------------------------------ -------------------- --------------------
Common stock issued as additional consideration for acquisition
  of Network Controls International, Inc.                                               $1,241,283           $1,009,647
Common stock issued for conversion of notes and interest                                   263,000                    -
Common stock issued for debt elimination                                                   268,750                    -
Common stock issued for e-Point acquisition                                                 90,000                    -

See notes to consolidated financial statements.

IFS International Holdings, Inc. and Subsidiaries

Notes to Consolidated
Financial Statements (Unaudited)

Note 1

Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS") and Network Controls International, Inc., a North Carolina Corporation ("NCI"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of October 31, 2000, the consolidated statements of operations for the three months and six months ended October 31, 2000 and 1999 and the consolidated statements of cash flows for the six months ended October 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at October 31, 2000 and for all periods presented have been made.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") during 1999. Comprehensive income (loss) of the Company includes net income (loss), adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial. Total comprehensive income (loss) (the sum of net income and the change in foreign currency translation adjustment amounts) was ($1,259,813) and $185,252 for the six months ended October 31, 2000 and 1999, respectively.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2000. The results of operations for the period ended October 31, 2000 are not necessarily indicative of the operating results for the full year.

Note 2

Acquisitions

On-Point Technology

On May 22, 2000, we entered into an Asset Purchase Agreement with On-Point Technology Systems, Inc., a Nevada corporation and e-Point Technologies, Inc. also a Nevada corporation. Pursuant to the terms of the Agreement, we acquired certain assets of e-Point Technologies Ltd., a United Kingdom company and a subsidiary of e-Point Technologies, Inc. As consideration for the assets acquired, we issued 20,179 shares of our common stock having a market value of $90,000 based on the average closing price five business days immediately preceeding the closing date of May 22, 2000.

Global Insight Group LTD

On December 6th 1999, we entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Global Insight Group LTD ("GIG") and its three operating subsidiaries. The consideration is payable entirely in shares of the Company's common stock. The transaction was structured to provide for a minimal payment of three shares of our common stock at closing, with substantially the entire consideration to be determined based on the future financial performance of the companies acquired.

In addition to the three shares issued at the closing, the purchase price has two components.

1). So-called `Buy-Out' which is measured by multiplying the net earnings of GIG for calendar year 2000 (determined in accordance with generally accepted accounting principles, but with certain special adjustments set forth in the Stock Purchase Agreement) by four (4) and by issuing to the sellers (the current shareholders of GIG) common stock of the Company equal to the amount so computed. The agreement provides a collar (lower limit and upper limit) on the price at which the common shares will be valued. The purpose of setting forth the collar is to prevent undue dilution to our existing shareholders in the event of a temporary drop in the price of the common shares during the computation period.

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

In September, 2000 pursuant to the terms of the plan and merger agreement the Board of Directors agreed to issue 585,511 shares of our common stock to Per Olof Ezelius for the financial performance of NCI for the fiscal year ended April 30, 2000. At the same time, we entered into an agreement with Mr. Ezelius that terminated the rights of Mr. Ezelius to receive any additional contingent shares in future years.

Note 3

Earnings Per Share

We have adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS. The statement replaced the presentation of Primary EPS with a presentation of Basic EPS, and Fully Diluted EPS with Diluted EPS. Potential common shares are excluded from the computation if their effect is anti-dilutive as was the case for the three months and six months ended October 31,2000.

Note 4

Private Placement

We have completed a private placement of our securities. The placement, which occurred in August 2000 through October 2000, included units of our securities consisting of one share of convertible preferred stock (Series 2001) and a warrant to purchase one share of common stock. The conversion features of the preferred stock and the exercise price of the warrants are determined by a formula that results in a conversion price and an exercise price above current market price at the time of issuance of any units. An aggregate of 4,000,000 units were offered at a price of $2.50 per unit. Though October 31, 2000, we sold 663,994 units and received gross proceeds of approximately $1,660,000. We are required to issue warrants to the placement agent to acquire a number of units equal to 15% of the units sold pursuant to the offering.

Item 2  -   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adapting TPII software products to meet the demands of larger EFT systems, (v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, (vii) acceptance of NCI Business Centre a by a significant number of new customers.

Introduction

We are engaged in the business of developing, marketing and supporting software products for electronic funds transfer, retail, e-commerce and retail banking markets. These markets are served primarily through the Company's two wholly owned subsidiaries, IFS and NCI.

Our revenues have resulted from the licensing of our family of TPII and TP-CMS software products, consulting services provided by our Global Insight division and from revenue from NCI's legacy migration products. The preparation of functional specifications, customization, installation of TPII and TP-CMS software products and the training by IFS of our customers personnel in the use of the products, takes an average of six to nine months. This will depend upon the timing of installation and final acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pays 30% to 50% of the project costs including licensing fees upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product. Fees from licenses are recognized as revenue upon delivery of core software, provided fees are fixed or determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that payment of the license fees is not dependent upon the performance of the consulting services. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting. Several of our license fee arrangements allow for extended payment terms (generally one to two years). The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. NCI recognizes software license revenue upon installation and hardware revenues upon shipment. We also derive recurrent revenues from furnishing certain maintenance services to our customers for our products. We may also receive additional revenues for additional training of customer personnel and consulting services. With respect to revenues for maintenance services, we generally receive annual payments at the beginning of the contract. Such payments are initially reflected as deferred revenues and are recognized ratably during the year.

Results of Operations

Total revenues of $2,347,732 for the quarter ended October 31, 2000 represent a decrease of $1,041,156 or 30.7%, over total revenues of $3,388,888 for the quarter ended October 31, 1999. Total revenues of $4,790,882 for the six months ended October 31, 2000 represent a decrease of $1,429,782 or 23.0%, over total revenues of $6,220,664 for the six months ended October 31, 1999. The decrease in total revenues is primarily a result of a decrease in software license and installation contract fees and hardware revenues from our NCI subsidiary. Total revenues for NCI of $676,069 for the quarter ended October 31, 2000 represent a decrease of $864,522 or 56.1%, over total revenues of $1,540,591 for the quarter ended October 31, 1999. Total revenues for NCI of $1,222,688 for the six months ended October 31, 2000 represent a decrease of $1,684,304 or 57.9%, over total revenues of $2,906,992 for the six months ended October 31, 1999. Total revenues from our IFS subsidiary of $3,568,194 for the six months ended October 31, 2000 represent an increase of $254,522 or 7.7%, over total revenues of $3,313,672 for the six months ended October 31, 1999.

Software license and installation contract fees decreased by $804,414 or 38.4% to $1,288,036 during the three months ended October 31, 2000 as compared to $2,092,450 for the three months ended October 31, 1999. Software license and installation contract fees decreased by $690,626 or 19.9% to $2,773,022 during the six months ended October 31, 2000 as compared to $3,463,648 for the six months ended October 31, 1999. The decrease is primarily a result of a decrease in sales of software licenses from NCI .

The decline in NCI's software license and installation contract fees was primarily due to the increased demand that NCI had in the prior year relating to year 2000 software upgrades for its legacy migration solutions. It is anticipated that new revenue related to the recently released Internet Banking and Customer Relationship Management (CRM) business channels of NCI Business Centrea, NCI's latest retail delivery solution, will offset the decline in revenues derived from its legacy migration products.

Hardware revenues decreased by $333,410 or 90.3% to $35,972 for the three months ended October 31, 2000 as compared to $369,382 for the three months ended October 31, 1999. Hardware revenues decreased by $910,919 or 94.9% to $48,814 during the six months ended October 31, 2000 as compared to $958,933 for the six months ended October 31, 1999. The decrease is primarily a result of a decrease in sales of NCI's legacy 4700 hardware migration and 4700 connectivity products. The decline in hardware related revenue was primarily a result of the sooner than anticipated decline in NCI's German operation. We have known that the demand in Germany for our legacy 4700 hardware migration and 4700 connectivity products were going to decrease as these customers move to new in-house developed solutions, however, this decline became much greater in the first and second quarters than anticipated and will continue throughout the remainder of the fiscal year. It is not expected that NCI will return to the levels of hardware revenue that it has achieved in the past.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 81.4% of total revenues for the three months ended October 31, 2000 as compared to 86.0% for the three months ended October 31, 1999. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 71.1% of total revenues for the six months ended October 31, 2000 as compared to 90.0% for the six months ended October 31, 1999. The decrease as a percentage of total revenues for the six months ended October 31, 2000 resulted primarily from the increase in domestic revenues generated by IFS coupled with a decrease in foreign revenue from NCI. The Company expects total revenues from foreign countries to be a significant portion of its revenues in the future.

Gross profit, as expressed as a percentage of total revenues, increased to 79.7% for the quarter ended October 31, 2000, as compared to 69.5% for the quarter ended October 31, 1999. Gross profit, as expressed as a percentage of total revenues, increased to 75.7% for the six months ended October 31, 2000, as compared to 71.5% for the six months ended October 31, 1999. Gross profit expressed as a percentage of total revenues increased primarily as a result of a decline in royalties associated with the reselling of our TP-CMS products.

The excess of cost over fair value of assets acquired in the NCI acquisition is approximately $2.3 million at October 31, 2000. This amount is being amortized on a straight-line basis over eight years. Amortization expense for the three month periods ended October 31, 2000 and 1999 was $94,264 and $25,739 respectively. Amortization expense for the six month periods ended October 31, 2000 and 1999 was $146,083 and $38,439 respectively. The increase in amortization expense is due to the adjustment in the purchase price of NCI to reflect the issuance of earn out shares pursuant to the plan and merger agreement

Software  costs  capitalized  for the  quarter  ended  October  31,  2000 were $
$363,723 as compared to $192,648 for the quarter ended October 31, 1999. Software costs capitalized for the six months ended October 31, 2000 were $606,074 as compared to $423,922 for the six months ended October 31, 1999. Capitalized software costs relate to costs incurred with respect to electronic funds transfer software technology and the continuation and expansion of NCI Business Centre(TM) product. Such capitalized costs are being amortized on a straight-line basis over the estimated five-year marketing lives of the current software versions.

Other income for the quarter ended October 31, 2000 reflects adjustments to royalties associated with the reselling of our TP-CMS products. The adjusments were made during the second quarter as a result of the modification of a reseller agreement reducing royalties that were accrued in prior periods.

Net loss was $473,126 for the quarter ended October 31, 2000, as compared to net income of $145,137 for the quarter ended October 31, 1999. Net loss was $1,259,265 for the six months ended October 31, 2000, as compared to net income of $185,289 for the six months ended October 31, 1999. The decrease resulted primarily from the decrease in total revenues from our NCI subsidiary and significant cost burden incurred from the IFS Holding company. Management believes that it should be able to make significant cost reductions in the Holding company operations as a result of its recent reorganization of IFS Holdings and its board over the next several quarters. Furthermore, NCI's has also incurred additional expenses in the second quarter as a part of their formation and establishment of NCI America, Inc. based in New York City in August, 2000.

The Company has net operating loss carryforwards of approximately $4,450,000 as of April 30, 2000. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

We have now completed various installations of TP-CMS. TP-CMS is currently being marketed worldwide, and several contracts have been executed. The product is an open architecture, payment card management solution for magnetic stripe, chip, credit, debit, electronic purse cards and biometric identification. Incorporating the latest technologies available for information management, TP-CMS enables IFS to provide a complete migration of a bank's payment card systems to state-of-the-art solutions. To date, in most instances, TP-CMS has been implemented in conjunction with TP-II. We believe that the product has been and will continue to be accepted by the EFT industry, and therefore contribute significantly to the results of operations. However, we can not provide any assurance that we will continue to enter into new TP-CMS contracts and can not estimate the impact, if any, on earnings in the future.

We have also recently introduced PosPay. PosPay allows merchants to process their internet sourced transactions in a secure, automated and real line environment which complies with the various bank/card scheme mail order and telephone rules and regulations. We have entered into an initial contract for PosPay. However at this time, we can not provide any assurance that the product will be successful and can not estimate the impact, if any, on earnings.

The CRM business channel of NCI Business Centrea that was recently released provides customer relationship management functionality when used in conjunction with retail banking applications. We believe that the product will be accepted by the banking industry, and therefore contribute to the results of operations. However, at this time, we can not provide any assurance that the product will be successful and can not estimate the impact, if any, on earnings in the future.

We have also recently established a data processing center for outsourced management of settlement and transaction processing for money brokers in New York. This center was established as a requirement of an outsourcing contract similar to an outsourcing contract operated by us in London, England. We believe that this service has been accepted by the money brokering market by virtue of the outsourcing agreement and therefore should contribute to the results of operations. However, at this time, we can not provide any assurance that the service will expand and therefore can not estimate the impact, if any, on earnings in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $3,967,413, at April 30, 2000 to $4,613,612 at October 31, 2000, primarily due to the increase in license fees receivable, the net increase in costs and estimated earnings in excess of billings on uncompleted contracts, and the decrease in accounts payable and accrued liabilities.

We believe that anticipated cash flow from operations will be sufficient to finance our operational working capital requirements for the foreseeable future. In addition, we will continue to seek alternative sources of financing to assist us with our working capital needs and to implement expansion plans, which can not be financed out of revenues. Also, from time to time we expend significant funds in anticipation of performance of new contracts or business opportunities. If such new contracts or anticipated business opportunities are delayed or if such contracts are terminated or new business opportunities are cancelled, we may experience working capital shortages. Also, portions of our software contracts are not paid until acceptance by the customer. As a result, we are required to fund a portion of the costs of configuration and installation of these products from available capital. Any substantial increase in the number of installations or delay in payment could create working capital shortages. In any of these events, we may have a need for additional financing for current operations. There, however, can be no assurance that additional financing for operations or expansion will be available on terms acceptable to us if at all.

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

On June 29, 2000, MDB Capital Group LLC filed a Statement of Claim through the American Arbitration Association against us. MDB claimed that it was damaged by our purported failure to timely file, and seek approval of a registration statement covering MDB's shares underlying a warrant to purchase 300,000 shares of our stock. MDB alleged damages in the amount of $2,193,000 based on the purported highest intra-day price of our stock subsequent to the time MDB believes the registration statement would have or should have been effective. MDB also seeks recovery of attorneys' fees and costs. We deny MDB's allegations and contends, among other things, that the effective date of the registration statement was delayed, if at all, because of legal issues relating to MDB. In addition, we filed counterclaims against MDB contending that we are entitled to, among other relief, rescission of the warrant and damages due to MDB's failure to perform under the investment banking agreement entered into contemporaneously and as partial consideration for the warrant issued. We intend to vigorously defend the suit and pursue the counterclaims.

Item 2  -   Changes in Securities

In August through October, 2000, we issued 663,994 shares of our Series 2000-1 convertible preferred stock through a private placement. (See note 4 to the financial statements.) The Company believes the issuance of these securities was exempt from the registration requirements of securities Act of 1933 pursuant to
Section 4(2) thereof.

In August 2000, we issued 585,511 shares of common stock to one of our directors and an officer of a subsidiary pursuant to the plan merger agreement between IFS and NCI dated January 30, 1998. (See note 2 to the financial statements.) The Company believes the issuance of these securities was exempt from the registration requirements of securities Act of 1933 pursuant to Section 4(2) thereof.

In September and October, 2000 we issued a total of 130,905 shares of our common stock to holders of notes that were issued in July, 1999. The Company believes the issuance of these securities was exempt from the registration requirements of securities Act of 1933 pursuant to Section 3(a)(9) thereof.

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


                             Date: December 15, 2000
                             IFS International Holdings, Inc.

                             By:

                             /s/ Simon J. Theobald
                             -----------------------------
                             Simon J. Theobald
                             Chairman and Chief Executive Officer


                             /s/ Carmen A. Pascuito
                             -----------------------------
                             Carmen A. Pascuito
                             Secretary