Form 10QSB
period 2001-01-31
IFS INTERNATIONAL HOLDINGS INC
filed 2001-03-22
CIK 808310

================================================================================

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER Section 13 or 15(d) of the

                        Securities Exchange Act of 1934.

                 For the Quarterly Period ended January 31, 2001

                                       or

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

     Common Stock, $.001 par value, 5,659,472 shares outstanding as of March 15, 2001.

================================================================================

                IFS International holdings, Inc. and Subsidiaries

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                          Part I. Financial Information

Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets

January 31, 2001 (unaudited) and April 30, 2000..............................2-3

Consolidated Statements of Operations,
three months and nine months ended January 31, 2001 and 2000 (unaudited).......4

Consolidated Statements of Cash Flows,
nine months ended January 31, 2001 and 2000 (unaudited)........................5

Notes to Consolidated Financial Statements (unaudited).......................6-8

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations...............................9-13


                           Part II. Other Information

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities................................................14

Item 3.  Defaults Under Senior Securities ....................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

                          Part I. Financial Information

               Item 1. Consolidated Unaudited Financial Statements

                IFS International holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                              January 31,        April 30,

                                                                                 2001              2000
                                                                              (unaudited)

                                                                            ----------------- -----------------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                    $355,440        $2,382,279
   Trade accounts receivable, net                                              2,090,620         2,523,753
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                    823,662           961,792
   License fees receivable                                                             -           642,246
   Other current assets                                                          819,197           606,468
   Inventory                                                                      11,088            84,334
                                                                            ----------------- -----------------
      Total current assets                                                     4,100,007         7,200,872
                                                                            ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                                      2,388,973         2,423,796
                                                                            ----------------- -----------------
OTHER ASSETS

   Capitalized software costs, net                                               695,047         1,627,607
   Excess of cost over fair value of net assets of business acquired, net      1,211,009         1,191,830
   License fees receivable                                                             -           632,672
   Other                                                                         500,099           367,639
                                                                            ----------------- -----------------
      Total other assets                                                       2,406,155         3,819,748
                                                                            ----------------- -----------------
                                                                              $8,895,135       $13,444,416
                                                                            ================= =================

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                  January 31,            April 30,
                                                                                      2001                 2000
                                                                                  (unaudited)

                                                                               -------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long term debt                                                $138,404             $387,735
   Accounts payable                                                                     797,557              674,961
   Accrued compensation and related liabilities                                         625,600              525,860
   Other accrued expenses                                                               843,670              885,972
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                                1,075,499               48,457
   Deferred revenue and customer deposits                                             1,100,733              710,474
                                                                               -------------------- ---------------------
      Total current liabilities                                                       4,581,463            3,233,459
                                                                               -------------------- ---------------------
LONG-TERM DEBT, less current maturities                                               2,549,002            2,976,164
                                                                               -------------------- ---------------------
                                                                               -------------------- ---------------------
OTHER LONG TERM LIABILITIES                                                             305,760                    -
                                                                               -------------------- ---------------------
shareholders' equity
   Preferred stock, $.001 par value; 25,000,000 shares authorized:

    Series B, 193,000 and 200,000 shares issued and outstanding                             193                  200
     liquidation preference $11.50 per share
    Series 2000-1, 663,994 shares issued and outstanding, liquidation
     preference $2.50 per share                                                             664                    -
   Common stock $.001 par value; 50,000,000 shares
     authorized: 5,328,800 and 4,048,451 shares issued and outstanding                    5,329                4,047
   Additional paid-in capital                                                        15,354,495           11,859,424
   Accumulated deficit                                                              (13,831,647)          (4,547,665)
   Accumulated other comprehensive (loss)                                               (59,824)             (81,213)
                                                                               -------------------- ---------------------
                                                                                      1,469,210            7,234,793
Less treasury stock, 5,000 shares, at                                                   (10,300)                   -
cost

                                                                               -------------------- ---------------------
Total shareholders' equity                                                            1,458,910            7,234,793
                                                                               -------------------- ---------------------
                                                                                     $8,895,135          $13,444,416
                                                                               ==================== =====================

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                       Nine              Nine              Three            Three
                                                                      Months            Months            Months            Months
                                                                       Ended            Ended              Ended            Ended
                                                                 January 31, 2001  January 31, 2000  January 31, 2001    January 31,
                                                                                                                             2000

                                                                 ----------------- ----------------- ------------------ ------------
Revenues:
   Software license and installation contract fees                 $1,894,263        $6,030,175          $472,917         $2,566,527
   Service and maintenance revenue                                  2,870,029         2,844,286           900,984          1,046,203
   Hardware sales                                                     212,469         1,218,146           163,655            259,213
                                                                 ----------------- ----------------- ------------------ ------------
                                                                    4,976,761        10,092,607         1,537,556          3,871,943
                                                                 ----------------- ----------------- ------------------ ------------
Cost of Revenues:
   Software license and installation contract fees                    819,966         1,829,010           298,106            878,523
   Service and maintenance revenue                                    904,421           983,418           270,454            378,266
   Hardware sales                                                      44,531           287,445            34,950             72,758
                                                                 ----------------- ----------------- ------------------ ------------
Gross profit                                                        3,207,843         6,992,734           934,046          2,542,396
                                                                 ----------------- ----------------- ------------------ ------------
Operating expenses:
   Research and development                                         1,057,308           870,824           365,543            383,911
   Salaries                                                         2,635,701         2,745,106           935,742          1,050,529
   Rent and occupancy                                                 488,007           461,273           182,735            153,950
   Selling, general and administrative                              2,720,731         2,153,622           881,420            682,047
   Other                                                              503,223           359,870           198,613            139,067
   Write down of software development costs and excess of
     cost over fair value of net assets of business acquired, net   2,533,000             -             2,533,000               -
                                                                 ----------------- ----------------- ------------------ ------------
                                                                    9,937,970         6,590,695         5,097,053          2,409,504
                                                                 ----------------- ----------------- ------------------ ------------
Income (loss) from operations                                      (6,730,127)          402,039        (4,163,007)           132,892

Other income (expense):
   Interest expense                                                  (298,810)         (211,505)         (106,207)           (73,087
   Interest income                                                     57,511            62,713             8,406             24,776
   Other                                                              189,606            17,441            29,622                820
                                                                 ----------------- ----------------- ------------------ ------------
Income (loss) before income taxes                                  (6,781,820)          270,688        (4,231,186)            85,401

Provision for income taxes                                             88,160                 -            27,778                  -
                                                                 ----------------- ----------------- ------------------ ------------
Net (loss) income before effect of change in
  accounting principle                                             (6,869,980)         $270,688        (4,258,964)           $85,401

Cumulative effect of change in accounting principle                (2,414,000)                -                 -                  -
                                                                 ----------------- ----------------- ------------------ ------------

Net (loss) income                                                 $(9,283,980)         $270,688       $(4,258,964)           $85,401
                                                                 ================= ================= ================== ============

                                                                 ----------------- ----------------- ------------------ ------------
Basic income (loss) per common share before effect of change
in accounting principles                                               $(1.53)            $0.08            $(0.86)             $0.02
                                                                 ----------------- ----------------- ------------------ ------------
Weighted average common shares outstanding                          4,488,880         3,194,122         4,950,904          3,845,551
                                                                 ----------------- ----------------- ------------------ ------------
Basic income (loss) per common share after effect of change in
accounting principles                                                  $(2.07)            $0.08            $(0.86)             $0.02
                                                                 ----------------- ----------------- ------------------ ------------
Weighted average common shares outstanding                          4,488,880         3,194,122         4,950,904          3,845,551
                                                                 ----------------- ----------------- ------------------ ------------
Diluted income per common share                                        $(2.07)              .08            $(0.86)               .02
                                                                 ----------------- ----------------- ------------------ ------------
Weighted average common and common equivalent shares
outstanding                                                         4,488,880         3,442,683         4,950,904          4,094,112
                                                                 ----------------- ----------------- ------------------ ------------

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Nine Months Ended    Nine Months Ended
                                                                                      January 31, 2001     January 31, 2000

                                                                                     -------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                                                     $(9,283,980)            $270,688
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                                         1,008,688              617,627
   Amortization of discount on notes payable                                                90,450               10,050
   Write off of intangible assets                                                        2,533,000                    -
  Changes in assets and liabilities:
   Inventory                                                                                73,246               62,113
   Trade accounts receivable, net                                                          433,133              498,216
   Costs, estimated earnings and billings on uncompleted contracts                       2,440,090           (1,338,637)
   Other current assets                                                                    (39,429)             (16,572)
   Accounts payable                                                                        122,596               89,329
   Accrued expenses                                                                        119,433              251,711
   Deferred revenue and customer deposits                                                  390,259              119,682
                                                                                     -------------------- --------------------
     Net cash provided by (used in) operating activities                                (2,112,514)             564,207
                                                                                     -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Equipment purchases                                                                      (296,727)             (40,555)
 Acquisition of treasury stock                                                             (10,300)                   -
 Acquisition of e-Point                                                                    (10,000)                   -
 Capitalized software and license costs                                                   (955,812)            (646,388)
                                                                                     -------------------- --------------------
     Net cash used in investing activities                                              (1,272,839)            (686,943)
                                                                                     -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments on long term debt                                                      (66,943)             (31,166)
 Proceeds from notes payable                                                                     0              965,000
 Proceeds from issuance of stock                                                         1,449,386                8,811
                                                                                     -------------------- --------------------
     Net cash provided by financing activities                                           1,382,443              942,645
                                                                                     -------------------- --------------------

Effect of exchange rate changes on cash                                                    (23,929)              (9,605)
                                                                                     -------------------- --------------------
Increase (decrease) in cash and cash equivalents                                        (2,026,839)             810,304

Cash and cash equivalents:
 Beginning of year                                                                       2,382,279            1,326,708
                                                                                     -------------------- --------------------
 End of period                                                                            $355,440           $2,137,012
                                                                                     ==================== ====================

Supplemental Disclosures of Cash Flow Information

------------------------------------------------------------------------------------ -------------------- --------------------
Cash paid during the nine months for:

Interest                                                                                  $122,905             $102,730
Taxes                                                                                       47,313                    -
==================================================================================== ==================== ====================
Supplemental Disclosures of Cash Flow Information-Non-Cash Investing and Financing Ativities

------------------------------------------------------------------------------------ -------------------- --------------------
Common stock issued as additional consideration for acquisition
  of Network Controls International, Inc.                                               $1,241,283           $1,009,647
Common stock issued for conversion of notes and interest                                   492,908                    -
Common stock issued for debt elimination                                                   268,750                    -
Common stock issued for e-Point acquisition                                                 90,000                    -

See notes to consolidated financial statements.

IFS International holdings, Inc. and SubsidiarIES

Notes to Consolidated
Financial Statements (Unaudited)

Note 1 - Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS") and Network Controls International, Inc., a North Carolina Corporation ("NCI"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of January 31, 2001, the consolidated statements of operations for the three months and nine months ended January 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended January 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except for the adjustments discussed in Notes 2 and 3 below) necessary to present fairly the financial condition, results of operations and cash flows at January 31, 2001 and for all periods presented have been made.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") during 1999. Comprehensive income (loss) of the Company includes net income (loss), adjusted for the change in foreign currency translation adjustments. Total comprehensive income (loss) (the sum of net income and the change in foreign currency translation adjustment amounts) was ($9,338,662) and $270,688 for the nine months ended January 31, 2001 and 2000, respectively.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2000. The results of operations for the period ended January 31, 2001 are not necessarily indicative of the operating results for the full year.

Note 2 - Change in Accounting Policy

During the quarter ended January 31, 2001, our subsidiary, IFS International, Inc., changed its revenue recognition policies to conform with guidelines of Staff Account Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission retroactive to May 1, 2000. This change in accounting resulted in a charge of approximately $2,400,000. This charge reflects the effect of the change in policies with regards to revenue recorded in prior audited periods. As a result of the implementation of SAB 101, our revenue for the six months ended October 31, 2000 was also adjusted. This downward adjustment to revenue was approximately $1,350,000. The primary impact of adopting SAB 101 is the effective deferral of revenue recognition from software licenses. In accordance with SAB 101, we now record revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. Previously, we accounted for the sale of software licenses upon delivery of core software, provided that the fees were fixed or determinable and collection was probable. Pursuant to the change in policy, certain previously recorded revenues have been deferred to future periods.

Note 3 - Write Offs of Software Development Costs and Intangibles

Software Development Costs

In January 2001, we wrote down previously capitalized software development costs related to the NCI Business Centrea product. Such costs, which approximated $1,400,000, were deemed to be impaired as circumstances indicated that the carrying value may not be fully recoverable.

Excess of Cost Over Fair Value of Net Asset of Business Acquired

In January 2001, we wrote down the carrying value of the excess of cost over fair value of net assets of business acquired related to the purchase of Network Controls International, Inc. The delay in the acceptance of the Business Centrea product, coupled with the decline in revenues related to legacy based NCI products, indicated that the carrying value of the intangible asset was impaired. As such, we wrote down the carrying value by approximately $1,100,000. The remaining carrying value of the intangible asset approximates $1,200,000 at January 31, 2001. Concurrent with the asset writedown, we revised the amortization period of the remaining costs from approximately five years to three years to coincide with estimated remaining cash flows from NCI's legacy based products.

Note 4 - Acquisitions

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

Global Insight Group LTD

In December 1999, we entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Global Insight Group LTD, a UK corporation and its three operating subsidiaries. The consideration is payable entirely in shares of our common stock. Global Insight Group principal's received three shares of our common stock at closing, with substantially the entire consideration to be determined based on the future financial performance of the companies acquired.

For the calendar year 2000, we are required to issue an additional number of shares equal to 4 times net income or as defined in the agreement. For years 2001 and 2002 we are required to issue a number of shares having market value equal to 50% of net income which is to be reduced to 30% if the value of the consideration shares exceeds $1.2 million.

On November 24, 2000, we entered into the First Amendment and Supplement to the Stock Purchase Agreement. This First Amendment and Supplement amended the Stock Purchase Agreement as follows: 1) All references to Earnings for calendar years 2001 and 2002 will refer to the Earnings for calendar year 2000 reduced by

     $50,000.

2) All calculations regarding the Earn-out shares will be made at the same time as the so called Buy-Out defined in Article 3.1 b of the Acquisition Agreement.

3) The Floor price of $3.25 per share will be used for all of the earn-out calculations.

4) All share issuance will be made at the same time as the so called "Buy-Out" share issuance.

Network Controls International, Inc.

In January 1998, we merged with NCI Holdings, Inc. ("NCI Holdings") pursuant to a plan and merger agreement (the "Merger Agreement"). NCI Holdings owned approximately 94% of the issued and outstanding shares of capital stock of NCI, which develops and markets software products for bank automation. On June 1, 1998 NCI was merged into NCI Holdings and NCI Holdings subsequently changed its name to Network Controls International, Inc.

We acquired all of the outstanding shares of capital stock of NCI Holdings in exchange for $1.11 million, consisting of $840,000 in cash and approximately $238,000 representing the fair market value of 87,094 shares of preferred stock. In accordance with provisions of the acquisition agreement, we initially recorded the issuance of preferred shares at an amount which considered an allowance for equity deficiencies of NCI. Pursuant to the acquisition agreement, additional common shares were issuable based upon the financial performance of NCI for the three years ending April 30, 1999, 2000 and 2001 and during the three year period ending April 30, 2001. Issuances under the earn out provision were treated as additional purchase costs. The acquisition was accounted for as a purchase and the operating results of NCI were included in the consolidated financial statements commencing February 1, 1998.

In September 2000, pursuant to the terms of the plan and merger agreement, we issued 585,511 shares of our common stock to Per Olof Ezelius for the financial performance of NCI for the fiscal year ended April 30, 2000. At the same time, we entered into an agreement with Mr. Ezelius that terminated the rights of Mr. Ezelius to receive any additional contingent shares in future years.

A total of 1,637,227 shares were ultimately issued based upon the earnout provisions of the merger agreement. In January 2001, additional purchase costs classified as excess of costs over fair value of net assets of business acquired were written down to expected cash flows of the acquired business.

Note 5 - Earnings Per Share

We have adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 establishes standards for computing and presenting EPS. The statement replaced the presentation of Primary EPS with a presentation of Basic EPS, and Fully Diluted EPS with Diluted EPS. Potential common shares are excluded from the computation if their effect is anti-dilutive as was the case for the three months and nine months ended January 31, 2001.

Note 6 - Private Placement

We have completed a private placement of our securities. The placement, which occurred in August 2000 through October 2000, included units of our securities consisting of one share of convertible preferred stock (Series 2001) and a warrant to purchase one share of common stock. The conversion features of the preferred stock and the exercise price of the warrants are determined by a formula that results in a conversion price and an exercise price above current market price at the time of issuance of any units. An aggregate of 4,000,000 units were offered at a price of $2.50 per unit. Though January 31, 2001, we sold 663,994 units and received gross proceeds of approximately $1,660,000. We are required to issue warrants to the placement agent to acquire a number of units equal to 15% of the units sold pursuant to the offering.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) acceptance of Pos-Pay in the internet payment gateway market,
(v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, and (vii) acceptance of NCI Business Centre a by a significant number of new customers.

Introduction

IFS International Holdings Inc. is a software company, incorporated in the state of Delaware, which through its subsidiaries is engaged in the business of developing, marketing and supporting infrastructure software products primarily for the electronic payments, funds transfer and retail banking markets. We have recently developed technology for both the e-commerce (Internet) and retail store markets to the extent that those markets have a requirement for high volume, secure payment processing. We market our products worldwide and have customers in all major inhabited continents.

We are a global company with principal offices in the United States, and subsidiary offices in the United States, United Kingdom and Singapore. We are composed of two major Divisions; IFS International Inc., headquartered in Troy, New York and Network Controls International, Inc., headquartered in Charlotte, North Carolina.

IFS is composed of three distinct entities, the IFS operating company, Global Insight Group, and e-Point divisions. The IFS operating company and e-point are headquartered in Troy, New York, with sales offices in Melbourne Australia, Singapore and the UK. Global Insight Group has headquarters in London, UK. NCI is composed of two divisions; the NCI US operating company in Charlotte, NC, and NCI Ltd. in London, UK and New York City, USA.

Our software products and services provide a continuous spectrum of retail delivery functions. Our primary markets are retail banks. We are also seeking to market our products, including newly developed products, to payment system processing centers, payment transaction processing centers, Internet payment facilitators and outsource payment system facilitators.

We also provide consulting services and outsourced software management to companies covering the full spectrum of payment systems. The operations of these companies range from software companies delivering specific solutions to end users in the retail, financial and money brokering industries.

Our revenues have resulted from the licensing of our family of TPII and TP-CMS software products, consulting services provided by our Global Insight division and from revenue from NCI's legacy migration products. The preparation of functional specifications, customization, installation of TPII and TP-CMS software products and the training by IFS of our customers personnel in the use of the products, takes an average of six to nine months and is dependant upon the installation and final acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pay 30% to 50% of the contract price upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product.

Prior to November 1, 2000, fees from licenses were recognized as revenue upon delivery of core software, provided the fees were fixed or determinable and collection was probable. Fees from licenses sold together with consulting services were generally recognized upon shipment provided that payment of the license fees was not dependent upon the performance of the consulting services. In instances where the aforementioned criteria were not met, both the license and consulting fees were recognized under the percentage of completion method of contract accounting. Several of our license fee arrangements allow for extended payment terms (generally one to two years).

During the quarter ended January 31, 2001, we changed our revenue recognition policies to conform with guidelines of SAB 101 of the United States Securities and Exchange Commission retroactive to May 1, 2000. The cumulative effect of the change in accounting approximated $2,400,000. This charge reflects the effect of the change in policies with regards to revenue recorded in prior periods. As a result of the implementation of SAB 101, our revenue for the six months ended October 31, 2000 was also adjusted. This adjustment to revenue was approximately $1,350,000. The primary impact of adopting SAB 101 is the effective deferral of revenue recognition from software licenses. In accordance with SAB 101, we now record revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. Previously, we accounted for the sale of software licenses upon delivery of core software, provided that the fees were fixed or determinable and collection was probable. Pursuant to the change in policy, certain previously recorded revenues have been deferred to future periods.

Effective with the quarter ended January 31, 2001, revenues from license fees and services of all major contracts will be recognized under contract accounting using the percentage of completion method to recognize that the service components are essential to the functionality of other elements of the arrangements. The percentage of completion method is measured by estimates of the progress towards completion as determined by costs incurred. For its legacy migration products, NCI recognizes software license revenue upon installation and hardware revenues upon shipment. We also derive recurrent revenues from furnishing certain maintenance services to our customers for our products. We may also receive additional revenues for additional training of customer personnel and consulting services. With respect to revenues for maintenance services, we generally receive annual payments at the beginning of the contract. Such payments are initially reflected as deferred revenues and are recognized ratably during the year.

Results of Operations

The financial results of the third quarter and the nine months ended reflect the implementation of SAB 101 and therefore are not comparable with prior period financial statements. In addition, the financial statements also reflect a write down of previously capitalized software development costs related to the Business Centre(TM) product and goodwill from the acquisition of Network Controls International, Inc.

Total revenues of $1,537,556 for the quarter ended January 31, 2001 represent a decrease of $2,334,338 or 60.3%, from total revenues of $3,871,943 for the quarter ended January 31, 2000. Total revenues of $4,976,761 for the nine months ended January 31, 2001 represent a decrease of $5,115,846 or %, 50.7 from total revenues of $10,092,607 for the nine months ended January 31, 2000. The decrease in total revenues is primarily a result of a decrease in software license and installation contract fees and hardware revenues from both subsidiaries. Total revenues for NCI of $775,995 for the quarter ended January 31, 2001 represent a decrease of $1,009,272 or 56.5%, over total revenues of $1,785,267 for the quarter ended January 31, 2000. Total revenues for NCI of $1,998,683 for the nine months ended January 31, 2001 represent a decrease of $2,693,575 or 57.4%, over total revenues of $4,692,258 for the nine months ended January 31, 2000. Total revenues for IFS International, Inc. of $761,561 for the quarter ended January 31, 2001 represents a decrease of $ 1,325,115 or 63.5% from total revenues of $2,086,676 for the quarter ended January 31, 2000. Total revenues for IFS International, Inc. of $2,978,078 for the nine months ended January 31, 2001 represents a decrease of $2,422,270 or 44.9%, from total revenues of $5,400,348 for the nine months ended January 31, 2000.

Software license and installation contract fees decreased by $2,093,611 or 81.6% to $472,917 during the three months ended January 31, 2001 as compared to $2,566,527 for the three months ended January 31, 2000. Software license and installation contract fees decreased by $4,135,912 or 68.6% to $1,894,263 during the nine months ended January 31, 2001 as compared to $6,030,175 for the nine months ended January 31, 2000.

The decrease in software license and installation contract fees and in total revenue is primarily a result of a decrease in sales of software license fees from both of our subsidaries, IFS and NCI. The decline in revenue for IFS is partially a result of the change in revenue recognition policies to conform to SAB 101. The decline in NCI's revenue was primarily due to the decreased demand in NCI's legacy migration solutions products. It is anticipated that new revenue related to the recently released Customer Relationship Management (CRM) business channel of NCI Business Centrea, NCI's latest retail delivery solution, will offset the decline in revenues derived from its legacy migration products. It is anticipated that new revenue for the Business Centrea product will begin in fiscal year 2002.

Hardware revenues decreased by $95,558 or 36.9% to $163,655 for the three months ended January 31, 2001 as compared to $259,213 for the three months ended January 31, 2000. Hardware revenues decreased by $1,005,677 or 82.6% to $212,469 during the nine months ended January 31, 2001 as compared to $1,218,146 for the nine months ended January 31, 2000. The decrease is primarily a result of a decrease in sales of NCI's legacy 4700 hardware migration and 4700 connectivity products. The decline in hardware related revenue was primarily a result of the sooner than anticipated shutdown of NCI's German operation. The demand in Germany for our legacy 4700 hardware migration and 4700 connectivity products will decrease as these customers move to new in-house developed solutions.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 79.7% of total revenues for the three months ended January 31, 2001 as compared to 68.0% for the three months ended January 31, 2000. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 85.6% of total revenues for the nine months ended January 31, 2001 as compared to 85.0% for the nine months ended January 31, 2000. We expect total revenues from foreign countries to remain a significant portion of its revenues in the future. However, we also expect revenues from the domestic markets to increase.

Gross profit, as expressed as a percentage of total revenues, decreased to 60.7% for the quarter ended January 31, 2001, as compared to 65.7% for the quarter ended January 31, 2000. Gross profit, as expressed as a percentage of total revenues, decreased to 64.5% for the nine months ended January 31, 2001, as compared to 69.2% for the nine months ended January 31, 2000.

The excess of cost over fair value of net assets of business acquired in the NCI acquisition is approximately $1,200,000 at January 31, 2001 net of accumulated amortization and write downs (See Note 3 to the financial statements). During the nine months ended January 31, 2001, the excess of cost over fair value of assets acquired increased by approximately $1,240,000 for the common shares issued as consideration for the final portion of the earn out provision of our merger agreement with NCI. As a result of the sooner than expected decline in revenues derived from NCI legacy migration products, we then wrote down the excess costs to the present value of future cash flows associated with the products. The write down of the intangible asset approximated $1,100,000. Additionally, we revised the amortization period of the intangible asset. The remaining intangible asset will be amortized on a straight-line basis over the next 39 months. Amortization expense for the three months ended January 31, 2001 and 2000 was $115,485 and $51,819 respectively. Amortization expense for the nine months ended January 31, 2001 and 2000 was $261,567 and $90,258 respectively.

Software costs capitalized for the quarter ended January 31, 2001 were $285,337 as compared to $228,000 for the quarter ended January 31, 2000. Software costs capitalized for the nine months ended January 31, 2001 were $878,268 as compared to $646,000 for the nine months ended January 31, 2000. Capitalized software costs relate to costs incurred with respect to electronic funds transfer software technology and the NCI Business Centre(TM) product. Due to the slower than anticipated acceptance of NCI's Business Centre(TM) product, we wrote down all previously capitalized software costs associated with the product. The write down of the costs approximated $1,400,000. Remaining capitalized costs are being amortized on a straight-line basis over the estimated five-year marketing lives of the current software versions.

Other income for the nine months ended January 31, 2001 reflects adjustments to royalties associated with the reselling of our TP-CMS products. The adjustments were made during the second quarter as a result of the modification of a reseller agreement reducing royalties that were accrued in prior periods.

Net loss was $4,258,965 for the quarter ended January 31, 2001, as compared to net income of $85,401 for the quarter ended January 31, 2000. The net loss was $9,283,980 for the nine months ended January 31, 2001, as compared to net income of $270,688 for the nine months ended January 31, 2000. The decrease resulted primarily from the write down of capitalized software costs and goodwill (Note
3) along with a decrease in total revenues from NCI and IFS which was magnified by the change in accounting policy (Note 2). Management has taken significant steps as part of the previously announced corporate program which management believes will be reflected in improved results in the forthcoming fiscal year. During the third quarter we began initiatives to eliminate a large portion of our corporate overhead and cash expenditure, without any adverse impact to the operating companies of the group. While the results from our cost saving efforts may not show, in full, until the first quarter of fiscal year 2002, we are confident that we are executing our new operating strategies under our restructuring program.

The Company has net operating loss carryforwards of approximately $4,450,000 as of April 30, 2000. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

We have now completed multiple installations of TP-CMS. TP-CMS is currently being marketed worldwide, and several contracts have been executed. The product is an open architecture, payment card management solution for magnetic stripe, chip, credit, debit, electronic purse cards and biometric identification. Incorporating the latest technologies available for information management, TP-CMS enables IFS to provide a complete migration of a bank's payment card systems to state-of-the-art solutions. To date, in most instances, TP-CMS has been implemented in conjunction with TPII. We believe that the product has been and will continue to be accepted by the EFT industry, and therefore contribute significantly to the results of operations. However, we can not provide any assurance that we will enter into new TP-CMS contracts and can not estimate the impact, if any, on earnings in the future.

We have also recently introduced PosPay. PosPay allows merchants to process their internet sourced transactions in a secure, automated and real time environment which complies with the various bank/card scheme mail order and telephone rules and regulations. We have entered into an initial contract for PosPay. However at this time, we can not provide any assurance that the product will be successful and can not estimate the impact, if any, on earnings.

The CRM business channel of NCI Business Centrea that was recently released provides customer relationship management functionality when used in conjuction with retail banking applications. We believe that the product will be accepted by the banking industry, and therefore contribute to the results of operations. However, at this time, we can not provide any assurance that the product will be successful and can not estimate the impact, if any, on earnings in the future.

We have also recently established a data processing center for outsourced management of settlement and transaction processing for money brokers in New York. This center was recently established as a requirement of an outsourcing contract similar to an outsourcing contract operated by us in London, England. We believe that this service has been accepted by the money brokering market by virtue of the outsourcing agreement and therefore should contribute to the results of operations. However, at this time, we can not provide any assurance that the service will expand and therefore can not estimate the impact, if any, on earnings in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $3,967,413, at April 30, 2000 to a deficit of $481,456 at January 31, 2001, primarily due to the adjustment made for SAB 101 (see note 2 to financial statements) and a decrease in accounts receivable.

We believe that anticipated cash flow from operations will be sufficient to finance our operational working capital requirements for the foreseeable future. In addition, we may continue to seek alternative sources of financing to assist us with our working capital needs and to implement expansion plans, which can not be financed out of revenues. In these circumstances we would first look to strategic investments by our customers, distributors and partners prior to other investment vehicles. Also, from time to time we expend significant funds in anticipation of performance of new contracts or business opportunities. If such new contracts or anticipated business opportunities are delayed or if such contracts are terminated or new business opportunities are cancelled, we may experience working capital shortages. Also, portions of our software contracts are not paid until acceptance by the customer. As a result, we are required to fund a portion of the costs of configuration and installation of these products from available capital. Any substantial increase in the number of installations or delay in payment could create working capital shortages. In any of these events, we may have a need for additional financing for current operations. There, however, can be no assurance that additional financing for operations or expansion will be available on terms acceptable to us if at all.

QUARTER TO QUARTER SALES AND EARNING VOLATILITY

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. We can experience long delays (i.e., between three to twelve months) before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer system. In addition, following the execution of the agreement, the preparation of functional specifications, customization and installation of our software products and the training by IFS of the financial institution's personnel in the use of the our software products, take an average of six to twelve months, depending upon the timing of installation and final acceptance of the system by the customer. Therefore, our revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole. Additional factors effecting quarterly results include the timing of revenue recognition of hardware sales, third party sales and the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of our products.

INFLATION

We have not experienced any meaningful impact on its sales or costs as the result of inflation.

IFS International holdings, Inc. and Subsidiaries

                           Part II - Other Information

Item 1  -   Legal Proceedings

None.

Item 2  -   Changes in Securities

During the quarter ended January 31, 2001, we issued shares of our common stock pursuant to the conversion of outstanding securities. We believe the issuance of these shares is exempt from the registration requirements of securities Act of 1933 pursuant to Section 3(a)(9) thereof.

Item 3  -   Defaults Under Senior Securities

None

Item 4 -   Submission of Matters to a Vote of Security Holders

None

Item 5  -   Other Information

We were advised that our common stock would be delisted from Nasdaq SmallCap Market on May 2, 2001 unless prior thereto the minimum bid price is a $1.00 for ten consecutive days. We believe that on March 20, 2001 we have met the minimum bid price requirement as outlined by Nasdaq.

Item 6  -   Exhibits and Reports on Form 8-K

     (a) Exhibits

             Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

None

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 22, 2001                IFS International Holdings, Inc.
By:

/s/ Simon J. Theobald
-----------------------------
Simon J. Theobald
Chairman and Chief Executive Officer

/s/ Carmen A. Pascuito
-----------------------------
Carmen A. Pascuito
Secretary