Form 10-K
period 2001-04-30
IFS INTERNATIONAL HOLDINGS INC
filed 2001-08-13
CIK 808310

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2001

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

Issuer's telephone number, including area code: (518) 283-7900

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year is $ 6,798,553.

The aggregate market value of the Common Stock held by non-affiliates on July 20, 2001 was approximately $2,859,391.

As of July 20, 2001 there were 7,796,062 shares of IFS International Holdings, Inc. Common Stock outstanding.

================================================================================

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

ITEM 1. Business

General

IFS International Holdings, Inc., a Delaware corporation, is engaged in the business of developing, marketing and supporting software products for electronic funds transfer, retail, e-commerce and retail banking markets. Revenues are derived from these markets are served primarily through the Company's two wholly owned subsidiaries, IFS International Inc., referred to as "IFS" or the "IFS Subsidiary" and Network Controls International, Inc., referred to as "NCI" or the "NCI Subsidiary". IFS International Holdings, Inc. will be referred to as "we", "us" or the "Company". These references, depending upon the context, may include the subsidiaries. The IFS Subsidiary is located in Troy, New York and the NCI Subsidiary is located in Charlotte, North Carolina.

We were incorporated in Delaware in September 1986 under the name Wellsway Ventures, Inc. Wellsway Ventures, Inc. subsequently changed our name to IFS International, Inc. and have again changed our name to IFS International Holdings, Inc. Our principal offices are located at Rensselaer Technology Park, 300 Jordan Road, Troy, New York 12180 and our telephone number is (518) 283-7900.

Three Year Developments

On January 30, 1998, we acquired NCI Holdings, Inc. NCI Holdings, Inc. owned approximately 94% of the issued and outstanding shares of capital stock of Network Controls International, Inc., which develops and markets software products for bank automation. On June 1, 1998 Network Controls International, Inc. was merged into NCI Holdings, Inc. and NCI Holdings; Inc. subsequently changed its name to Network Controls International, Inc. In July 1998, we acquired the remaining outstanding shares of capital stock of NCI for cash and stock valued at approximately $35,000. The agreement for the acquisition provided for contingent shares to be issued to the prior majority stockholder of NCI through fiscal year 2002. We issued additional shares to the stockholder in 1999 for 1,051,716. In September 2000 we issued an additional 585,511 shares which satisfied our obligation for fiscal year 2000 and future obligations to issue additional contingent shares pursuant to the agreement.

On March 16, 1999, our stockholders approved an amendment to the terms of the Series A convertible preferred stock pursuant to which each share of preferred stock was (i) convertible into 1.1 shares of common stock instead of one share of common stock and (ii) automatically converted into such adjusted conversion number of shares of common stock on April 1, 1999. Therefore, the then outstanding shares of the Series A preferred stock became 1.1 shares of common stock and each redeemable Series A convertible preferred stock purchase warrant was then exercisable into 1.1 shares of common stock at an exercise price of $6.25 (or approximately $5.68 per share).

On December 6, 1999, IFS entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Global Insight Group LTD, a UK corporation and its three operating subsidiaries. The consideration is payable entirely in shares of our common stock. Global Insight Group principals received three shares of our common stock at closing, with substantially the entire consideration to be determined based on the future financial performance of the companies acquired. For the calendar year 2000, we were required to issue an additional number of shares equal to four time's net income. For years 2001 and 2002 we were required to issue a number of shares having market value equal to 50% of net income (to be reduced to 30% if the value of the consideration shares exceeds $1.2 million). However, pursuant to an amended agreement on November 24, 2000, the entire consideration to the seller would be based upon earnings for 2000 less $50,000 with the value of the shares based upon a minimum $3.25 per share. In July 2001, a total of 431,529 shares of common stock were authorized pending audit review as payment pursuant to this acquisition.

In April 2000, we entered into an agreement with Go2pay, Inc., controlled by Mr. Frank Pascuito, one of our directors. Go2pay received a non-exclusive license from us to utilize our technology in connection with the operation of a regional Internet processing center for financial institutions. The agreement provides for the issuance to us of 30% of the stock of this corporation upon the initial capitalization of the entity.

We have permitted this entity to utilize our premises and have advanced amounts to this entity. The entity is required to repay us from operations for these advances and for the use of our premises. In February 2001 the agreement was amended to provide for the repayment of advances totaling approximately $397,000 by monthly installments of $10,000 with this amount increasing in proportion to the Go2pay's revenue.

On May 22, 2000, we entered into an Asset Purchase Agreement with On-Point Technology Systems, Inc., and a related entity for sale of certain assets, including shares of a UK Company in the development stages. We issued 20,179 shares of our common stock having a market value of $90,000 based on the market on May 22, 2000. We will have to issue additional shares based on the current reduced market price. We did not regard this acquisition as material. We have sold these assets in June 2001 to a licensee, for an amount in excess of our purchase price. This acquirer purchased multiple licenses for a flat fee of $2,000,000 without any obligation on our part to install our system.

Introduction to Business

We are a software company, which develops, markets and supports proprietary infrastructure software solutions in the area of electronic funds transfer ("EFT") payment card systems and retail branch banking. Our customers are banks and other financial institutions, and payment processing centers. Our products facilitate electronic funds transfer Internet Banking and customer relationship management solutions, and enable these systems to adapt to or migrate to smart card and wireless payment services.

All of IFS' products are designed as open architecture or the ability to operate our software on a wide variety of computers including IBM, Sun, Compaq and ICL. As a result, the products are flexible and have the ability to (i) to be modified inexpensively to interface with different networks (i.e., Visa, MasterCard, American Express, Europay and other networks around the world), (ii) interface seamlessly with a variety of Automated Teller Machines and Point of Sale devices, (iii) interface with a wide variety of core banking systems and the computers they run on, (iv) quickly respond to advances in telecommunications and Internet technology by interfacing with various telecommunications protocols and (v) to be modified inexpensively to meet new and changing business demands of our customers.

IFS products are designed primarily to be utilized with newer financial systems software which are replacing the old legacy systems. NCI's products are designed to provide the old legacy systems with the ability to perform new functions or utilize additional hardware and systems. This process is called migration.

The open and flexible technology architecture of IFS' products is designed for high volume, reliable, and secure payment processing, supporting multiple currencies and computer languages over current electronic funds transfer systems, the Internet and other delivery platforms. Through our NCI Subsidiary, we have been providing several branch banking "legacy migration" software products to financial organizations grappling with the need to sustain existing older systems while moving to the new technologies. These software products enable old software to perform new functions and utilize new hardware. Our NCI subsidiary has also developed and commenced marketing a new software package called Business CentreTM for retail branch banking, this software works with new software and hardware in the banking industry.

Our IFS subsidiary's initial focus was on emerging markets where legacy systems were not used and has moved on to targeting customers interested in moving from older "legacy" technologies to the newer open-systems technologies underlying our software products. To market its products, IFS has also established relationships with companies such as Visa, Sun Microsystems, Stratus Computer and ICL for marketing programs and reselling our products. Moreover, we have an interest in a newly established processing center in Bangladesh. In addition, through our NCI subsidiary we provide facilities management of a settlement system for the London, United Kingdom money brokering community.

Since the acquisition of Global Insight in December 1999, we provide a business consulting division and specialized training division offering both in-house and external training courses to the financial industry.

Products

IFS

IFS' revenues are primarily derived from products for EFT systems. An EFT system of a bank or other financial institution permits the processing of transactions involving magnetic stripe or chip (smart card) credit cards and debit cards (e.g., ATM cards).

EFT systems typically consist of one or more of the following facilities in various configurations: automatic teller machines or point of sale terminals, a host computer of the financial institution and regional, national and international networks, such as MasterCard/CIRRUS, NYCE, American Express, JCB, EUROPAY or Visa/PLUS.

Transactions within an EFT system involve several steps. First, the bank customer or a retailer inserts the customer's debit, credit or smart card issued by the bank into an ATM, Point of Sale ("POS") terminal or smart card "load" device thereby requiring authorization of a transaction. The request is routed to a network or bank computer for authorization after performing several pre-authorization checks typically determined by the institution; the authorization message is then returned to the terminal at which the transaction was originated and the transaction is then completed. The whole process is generally accomplished within thirty seconds or less. Most EFT systems operate twenty-four hours a day, seven days a week.

The IFS Subsidiary's main product is TPII and its family of open architecture software. TPII software products are EFT systems managers. These products primarily manage the acquiring terminals, route and authorize the processing of transactions through an EFT system, thereby enabling the system to interface or communicate with other systems and networks, as well as to provide other functions.

[The products support operations for magnetic stripe and Chip payment and non-payment cards, Stored Value Card reloads, and utilize a rational data base management systems, or Oracle technology to meet customers' business requirements.] TPII software is also capable of managing EFT Systems that involve the "loading" of value on smart cards. A smart card is a plastic card with an electronic chip that acts as a small computer, which can enable the holder to "load" a fixed amount of purchasing power or cash equivalent on the card as authorized.

TPII software is offered in separate modules which perform different functions, including (i) interfacing with ATMs (Automated Teller Machines), POS terminals, a financial institution's host computer and financial networks, (ii) updating credit and debit card information, (iii) providing stand-in authorization for transactions when the financial institution's host computer is not operating,
(iv) computing fees for processed transactions (v) generating reports, and (vi) processing smart card transactions. The TPII software products are typically installed at the financial institution's main processing facility but can be installed at a branch or data processing center. TPII software products permit 7-day, 24-hour remote banking by storing customer balance files and communicating with the customers' in-house computer(s) or data center(s) on a continuous (real time) or batch (delayed) basis with no changes required to existing host application software. Additionally TPII has been designed to be totally extendible with regard to the devices it can support. This has been accomplished by insulating the CORE business logic from the device specific protocol. Examples of this include introduction and support of home banking and personal ATM's.

TPII software products generally can be configured to (i) act as a front-end to a financial institution's host computer, (ii) perform as a switch connected to multiple financial institutions' host computers and networks or (iii) act as an authorization-only system for financial transactions. As a front-end system, TPII software products can intercept transactions from a financial institution's terminals and route them to the institution's host computer. This eliminates expenses that may be charged by data processing facilities or networks. As a switch, TPII software products can route transactions between multiple host computers of financial institutions for authorization of transactions. In this environment, ATMs, POS terminals and smart card "loading" devices of a financial institution are on-line to such financial institution's host computer and such host computer is on-line to the TPII software. TPII software may be utilized to authorize transactions initiated by the financial institutions customers by customers utilizing terminals and devices owned by other financial institutions.

TPII software products are capable of sending or receiving messages from ATMs, POS terminals, networks and host computers. Such products may authorize transactions without the necessity of interfacing with the host computer and can periodically input the transactions into the host computer.

In 1999 IFS introduced TP-CMS and is actively marketing this product. TP-CMS has been installed and is being operated with real data at multiple banks. This is a card management product that extends the existing functionality of the TPII family of products to encompass all aspects of payment card production and management, including multi-function smart cards.

TP-CMS was created in response to demand from the banking and retail industries to create a user-friendly card management platform that conforms to the approach of the existing TPII transaction management system. The product addresses simplified cardholder application processing, card production, card management, account management, customer service and transaction settlement and reporting. It also provides efficient merchant application processing, merchant account management, merchant service, and settlement and reporting of point of sale transactions.

IFS Product Licenses

IFS principally derive its revenues from the licensing of its family of software products. A substantial portion of such revenues is generated by licensing through or to computer manufacturers, which incorporate TPII and TP-CMS software products into a turnkey system installed at a financial institution. The TPII and TP-CMS software products generally involve customization to enable the software to interface with a customer's unique host software and to meet the particular needs of the customer. For example, each financial institution has different software operating various ATMs or POS terminals, as well as bank and Network computers, requiring modification to configure with IFS' TPII and TP-CMS software. Installation of products and the training by IFS of the financial institution's personnel in the use of the products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. IFS generally receives payment of a substantial portion of the license fee prior to the final acceptance by the customer. IFS also offers other support services, such as additional training of customer personnel, project management and consulting, for additional consideration.

Licenses for TPII and TP-CMS software products generally average approximately $300,000 per contract depending upon the modules selected. When sold together, TPII and TP-CMS contracts have averaged approximately $750,000. Payments under these types of contracts are usually made in several stages commencing with signing of the license agreement and followed by payments as milestones are completed.

NCI

NCI's initial business focus centered on customers using proprietary IBM 4700 branch automation architectures which was utilized by a majority of banks. The focus later included customers who had chosen IBM's proprietary PC LAN and LANDP client/server architectures. The company's first products were PC attachment cards and associated terminal emulation software, which allowed the IBM PC to communicate with and use the resources of the IBM 4700 controller as a branch applications server, communications server, database server, and printer server.

NCI 4700 Wizard, initially developed and offered in 1991, is a product that emulates the proprietary IBM 4700 controller-based software applications and allows these legacy systems to be migrated and operate on a PC LAN without requiring any changes the application. With the NCI 4700 Wizard product, the availability issues and constraints of the legacy IBM 4700 hardware are eliminated and customers are able to minimize the expense of moving to a PC-based branch automation environment. NCI has many US and International based customers who are currently utilizing this unique and cost effective migration solution from NCI to make the controlled transition to new technology.

Developed in 1992, NCI ClientServer-Mgr is a client/server system software product that provides a simple to use, industry standard API to effectively share common resources, such as SNA host connectivity, 3270 emulation, and printing services between application programs in TCP/IP and NetBIOS LAN-based networks. Many worldwide customers are currently utilizing this solution and are upgrading from the legacy DOS and OS/2 environments to the NCI Windows 2000 and NT supported versions.

With the stability of the NCI traditional connectivity and branch automation products, NCI decided in 1997 to accelerate the growth of the company and to commit to a larger participation in the retail-banking marketplace with the development of NCI Business Centre TM NCI Business Centre TM combines network-centric and browser-based technology with Enterprise Administration and cross-channel integrated Customer Relationship Management into "One Solution" for all Delivery Channels.

NCI Business Centre TM delivers application business logic through a web-browser and Intranet/Internet networks with a common set of reusable business functions that are made available to the multiple delivery channels of marketing, platform, teller, call center, and internet banking, including a powerful customer-centric design with it's cross-channel integrated CRM (Customer Relationship Management).

The target market for the Customer Relationship Management channel of NCI Business Centre TM are those organizations that recognize the need to retain their existing customers, attract new customers, expand the share-of-wallet with their customers, and better manage and utilize their resources (people) in selling and servicing their business. NCI Business Centre TM is also ideal for organizations that feel they are limited in the way they do business based on the limitations and inflexibility of their traditional channel specific delivery systems of Teller, Platform Sales and Service, Call Center, and Internet Banking.

The installation of Business Centre,s TM powerful Enterprise Administration base functionality, combined with one or more of the business channels such as Teller, Platform Sales and Service, Call Center, Internet Banking, and Customer Relationship Management, can meet the organizations needs now and in the future. In addition, this solution will enable the organization to offer cross-channel expanded functionality to the organization as needed. NCI has also demonstrated that our next generation technology of a thin-client and server-centric computing model, utilizing the Microsoft .NET browser-based technologies, provides the most strategic technology foundation for a customer to grow upon.

NCI had two European subsidiaries. One subsidiary serving central Europe was based in Germany, served as a reseller of NCI products throughout Germany, Switzerland, Italy, and Austria. In October 2000 as a result of the sudden death a key employee, NCI ceased operations in Germany and now supports and services their customers from their Charlotte headquarters.

Another wholly owned subsidiary based in London, focuses on systems integration, money brokering, consulting, software product development, and software product integration, to customers throughout Europe. This subsidiary recently expanded its business with its money brokering customers to offer services in other major financial centers by opening an operation in New York City called NCI America, Inc.

There is little customization involved with NCI's migratory legacy software products. Licenses for NCI software products can vary in price significantly dependent upon the type of license purchased. An enterprise license can be for several hundred thousands of dollars versus a significantly lesser amount for a single user license.

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

Revenues derived from these contracts are often hard to predict and vary on a quarter by quarter basis depending on the prevailing business requirements of the Company's customers.

Strategic Arrangements

IFS has acquired a 42% stake in Electronic Transactions Network Ltd. (ETN) a processing center in Bangladesh which we are advised is to begin operations in the summer of 2001. ETN has also licensed IFS International's TPII software to manage its Automated Teller Machines and to act as a switch. We also hold two seats on the ETN Board. ETN was formed to provide ATM support to the Bangladesh financial community. ETN will process transactions for initially 8 member banks, and will also provide bill paying services via ATMs for the Bangladesh Telephone Company and other utilities.

In February 2001 we entered into a memorandum of understanding for joint venture agreement with Sonic Communications, an electronic payments company based in Australia, to sell, distribute and support our family of EFT payment solutions, including TPII, TP-CMS, Business Centre TM and Global Insight Group consulting services across the Asia-Pacific Region. IFS Asia Pacific Pty Ltd. has been established in Australia as a jointly owned operation of IFS and Sonic Communications and will act as the master distributor for our products in the whole of the Asia Pacific region. All costs of this venture are and will continue to be borne by Sonic Communications as part of their contribution to the joint venture.

Sales and Marketing

IFS

IFS software products have been installed in EFT Systems of banks and other financial institutions globally and operate, or are members of, geographically distributed EFT systems or networks servicing large volumes of transactions.

It markets its products directly through an in-house sales and sales support team, through the appointment of global and regional resellers, such as ICL, Sun and Stratus, through joint marketing programs such as the e-Chip program in conjunction with Visa International and through joint ventures such as IFS AP Strategic Alliance joint venture.

Since 1994, IFS has had a strategic alliance with Compaq Computer Corporation, and predecessor affiliate, formerly known as Digital Equipment International BV, pursuant to which Compaq agreed to market on a nonexclusive basis TPII software products in connection with Compaq's world-wide sale of its computers for EFT systems. In connection with Compaq's sale of computers for EFT Systems, Compaq, rather than the financial institutions, is generally the licensee of IFS' TPII software products. For the fiscal years ended April 30, 2001 and 2000, approximately 18% and 11%, respectively, of our total revenues were derived pursuant to this relationship. We are not currently as dependent upon this relationship as we were in prior years and would not be adversely affected by the loss of such relationship.

IFS have also entered into alliances with other computer manufacturers. In May 2000, IFS signed an independent application software provider co-marketing agreement with Stratus Computer. IFS has further developed its worldwide alliance with Sun Microsystems, Inc. Both Companies jointly offer the technologies and experience to help banks; financial institutions and financial service customers develop, deploy, manage and support retail payments infrastructure. This relationship has been further enhanced by a co-operative agreement between IFS, Sun and ICL resulting in sales in Africa.

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

In September 1999, IFS entered into a distribution agreement with ICL. ICL is a global information technology services company that designs, builds and operates information systems and services for customers in the retail, finance, government, telecoms, utilities and travel markets. IFS has worked together with ICL to obtain contracts with financial institutions in Zimbabwe South Africa and Nigeria. ICL has also entered into a re-licensing agreement with IFS providing ICL to market IFS' products. For the fiscal years ended April 30, 2001 and 2000, approximately 5% and 2%, respectively, of our total revenues were derived pursuant to this relationship.

IFS' software product information is disseminated by its strategic partners through in-house newsletters and other promotional tools. Products are also advertised, to a limited extent, in user publications and at various trade shows.

Our subsidiaries' sales are made and coordinated directly through two separate sales departments each headed by a senior sales executive. IFS have six additional salesmen and one person dedicated as sales support. NCI has three additional salesmen and one person dedicated as sales support. In addition, both subsidiaries' chief executive officers and NCI's chief operating officer devotes time to sales efforts.

NCI also markets its products through several regional non-exclusive re-sellers, agents and distributors worldwide.

Warranty - Maintenance

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

An account manger is assigned to every IFS customer. This representative provides the individual attention they need and deserve. The Account Manger is always an IFS employee dedicated to staying in touch with our clients, to answer questions and advise them of the latest enhancements available to keep their systems operating at maximum efficiency.

A customer 24-hour hotline service is available to all IFS maintenance paying customers. The primary purpose of the hotline is to respond to product-related questions and problems. The customer 24-hour hotline service at IFS utilizes an on-line incident tracking database.

Personnel assigned to the hotline area have been familiarized with the customer base and direct all inquiries into queues so that the appropriate technical resources can assist with problem resolution. The 24-hour hotline service handles all technical issues surrounding the standard TPII product or warranted custom software.

Customers receive two full sets of manuals relating to the products they have licensed. Additional copies can also be purchased at current prices. TPII product manuals provide instruction on the use of the software and are a source of reference when problems develop.

For an additional fee, IFS will provide additional training of customer personnel. Depending on the complexity of the customer's system, training can take from 2 days to 4 weeks.

Backlog and Deferred Maintenance Service Revenues

  Backlog

As of April 30, 2001 and 2000, we had backlog of approximately $5,221,000 and $1,741,000 respectively, in software installation contract fees. For April 30, 2001, the entire backlog is from our IFS subsidiary. The increase in backlog is primarily a result of our subsidiary, IFS International, Inc., changing its revenue recognition policies to conform with guidelines of Staff Accounting Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission retroactive to May 1, 2000. We include in our backlog all license and service fees pursuant to executed orders or license agreements not included as revenues under the percentage of completion method to the extent that we contemplate recognition of the related revenues within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

   Deferred Maintenance Service Revenues

Deferred maintenance service revenues increased by approximately $426,000 as of April 30, 2001 compared to April 30, 2000. We had deferred maintenance service revenues of approximately $1,074,000 and $648,000 at April 30, 2001 and April 30, 2000, respectively. Deferred maintenance was approximately $650,000 and $ 424,000 for IFS and NCI respectively at April 30, 2001 and approximately $448,000 and $200,000 for IFS and NCI respectively at April 30, 2000.

There are several systems that are not yet installed, therefore have not yet begun maintenance. These customers are expected to begin maintenance in the foreseeable future. Therefore as more IFS software products are installed and NCI software licenses are sold, maintenance revenues are expected to increase.

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

IFS will have several research and development projects in progress during the next fiscal year. This includes the next release of TP-CMS, as well as full common electronic purse support. This will include funds pool management. IFS also plans to release its new product called PosPay.

PosPay Internet Payment Gateway is a newly developed product that provides an end-to-end secure means of Internet payment (credit/debit) card facility, which we believe, enhances security.

In order to develop PosPay, IFS has formed a global development and marketing partnership with Australian E-commerce payment gateway company, DCS (Data Card Systems Limited).

We believe that our software products can be adapted for Internet/home banking. We are currently testing a home banking system utilizing the NCI Business Centre TM product and TPII software.

Research and development expenses for the fiscal year ended April 30, 2001 were approximately $1,400,000 as compared to approximately $1,325,000 for the fiscal year ended April 30, 2000.

Competition

The development and marketing of software for financial institutions is highly competitive. Many of our competitors have greater financial resources than we do. In addition, many of the larger financial institutions have developed their own systems internally. However, we believe our current software products will continue to be competitive based on cost and technology.

IFS software products face strong competition from proprietary (legacy) and other software. In the international EFT market, well established worldwide competition includes Transaction Systems Architects, Inc., Deluxe Data Systems, Inc., S2 Systems, Inc., SLM Software, Inc., Consolidated Software, Mosaic and Oasis Systems.

We are aware of only a limited number of companies' primarily marketing similar products operating on the same computer operating system as IFS' products, for EFT Systems. However, a number of companies originally marketing proprietary products have begun to move into this area. We are aware that S2 Systems, Inc. has developed its own UNIX-based transaction processing package and Transaction Systems Architects, Inc. has begun to market a UNIX-based product, TRANS 24.

There are numerous companies that offer EFT outsourcing services. These third party providers primarily drive ATMs belonging to financial institutions. A significant portion of all of ATM transactions in the USA are processed by these third parties providers. The principal companies in this area are: Electronic Data Systems (EDS), Deluxe Data Corporation, Affiliated Computer Services, Inc., Fiserv, Inc., Money Access Services (MAC), Information Services and First Data Corporation.

Although all of the competitors of the NCI Business Centre TM Product offer similar business functions, NCI does not believe that competitors have an enterprise wide, browser-based solution that allows customers to re-use common business objects across multiple delivery channels through the use of the same technology platform. NCI provides seamless financial device integration and legacy host system access as part of our core product offering. Competitors do not traditionally provide this complete end-to-end solution and require additional vendor products to provide a fully integrated application solution.

Proprietary Rights

We do not own any patents or registered copyrights. We rely on a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights. We distribute our software products under software license agreements that typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. We also seek to protect the source code of our software products as a trade secret. We also obtain confidentiality agreements from our employees, customers and others who have access to our software products. Despite these precautions, there can be no assurance that misappropriation of our software products and technology will not occur.

IFS' name, logo, TPII and TP-CMS are registered as trademarks with the U.S. Patent and Trademark Office. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us. Further, there can be no assurance that intellectual property protection will be available for our products in certain foreign countries.

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


Employees

As of April 30, 2001, we had 115 employees, of whom 110 were full time. Seventy-six (76) employees are involved in product development, technical support and services and the balance of employees are involved in sales or management or office administration. We intend to hire additional sales staff in the next fiscal year. Additionally, we engage various consultants from time to time to assist with product development and enhancements to existing products.

We believe we can continue to attract skilled personnel for all areas and have been able to keep turn-over to a minimum. However, the competition to employ skillful professionals is intense. None of the employees are covered by a collective bargaining agreement and there have been no work stoppages. Management believes that relations with its employees are good.

ITEM 2. Properties

In March 1997, IFS purchased a ground lease expiring in May 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. The ground lease is subject to a mortgage in the amount of $2,081,442. This property is utilized as both our offices and the offices of the IFS subsidiary. In conjunction with this property the Town of North Greenbush Industrial Development Agency provides financial assistance including (i) a New York State sales tax abatement; (ii) a mortgage recording tax exemption and (iii) graduated payments by IFS in lieu of real property taxes with respect to such property.

Our European office is leased and is located at Salamander Quay (West), Park Lane, Harefield, Uxbridge, Middlesex, UB9 6NZ, England. This office consists of approximately 890 square feet. The term of this lease expires in June 2005. The annual base rental amount is approximately $28,000.

NCI's headquarters, which consist of approximately 13,500 square feet of leased office space, is located at Nine Woodlawn Green, Suite 120, Charlotte, N.C. 28217. The term of this lease expires on February 28, 2004. The Company has the option to renew the lease at a mutually agreeable rental. The current annual base rental amount is approximately $180,000. NCI's subsidiary also leases space on a short-term basis.

Our Global Insight offices are located in serviced accommodations at Collingwood House, Schooner Court, Crossways, Dartford, Kent DA2 6QQ, UK and at Crown House, Home Gardens, Dartford, Kent DA1 1DZ, UK. The term of the leases is monthly.

ITEM 3. Legal Proceedings

In July 2001 we entered into a Settlement and Mutual General Release Agreement with MDB Capital LLC settling the arbitration proceeding commenced against the Company in 1999 including counterclaims asserted by us. The original claim was in excess of $2,500,000. We have agreed to pay MDB $160,000 in sixteen monthly installments. In addition, the terms of MDB's warrant agreement have been modified to reduce the exercise price to $.01 per share and extending the expiration date to November 1, 2003. MDB has agreed to certain limitations on their activity in our stock including limitations upon exercise of warrant in certain circumstances.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock had been quoted on the Nasdaq SmallCap Market under the symbol "IFSH."

Our common stock and redeemable stock purchase warrants are also being quoted on the Boston Stock Exchange under the symbols EFT and EFT&L respectively.

The following table sets forth the range of the high and low sales prices of the common stock on The Nasdaq SmallCap Market for the periods indicated.

* The sources of such quotations are Nasdaq

                         COMMON STOCK                         WARRANTS

Quarter Ended         High*    Low*                    High*               Low*
 ----------------   -------   -------                 -------            -------
April 30, 2001        $1.28    $0.60                   $0.31               $0.03
January 31, 2001      $2.23    $0.53                   $0.67               $0.03
October 31, 2000      $3.50    $1.34                   $1.38               $0.09
July 31, 2000         $6.63    $1.88                   $3.38               $0.56
April 30, 2000        $9.81    $3.16                   $4.41               $0.38
January 31, 2000      $4.38    $1.00                   $0.81               $0.19
October 31, 1999      $3.19    $0.91                   $0.72               $0.28
July 31, 1999         $3.31    $2.06                   $1.00               $0.47

The above quotations reflect inter-dealer prices, without mark-up, markdown or commission, and may not represent actual transactions.

As of April 30, 2001 there were (i) approximately 235 record-holders and 1,139 beneficial owners of common stock and (ii) approximately 23 record-holders and 537 beneficial owners of the warrants.

We have not paid a dividend on our outstanding common stock. We plan to retain any future earnings for use in our business and, accordingly, we do not anticipate paying dividends on our common stock. The payment of any dividends on the common stock will be at the discretion of the our board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board of directors.

Issuance of Securities

Set forth below is information not previously reported concerning the issuance of our securities not registered under the Securities Act of 1933 ("Act").

     (a) A total of 1,111,721 shares of our common stock have been issued pursuant to partial conversions of our Series B preferred stock, our Series 2001 preferred stock, subordinated debentures and convertible notes. We believe the issuance of these securities was exempt from the registration requirements of the Act pursuant to section 3(a)(9) thereof.

     (b) A total of 20,179 shares of our common stock were issued in May 2000 pursuant to an asset purchase agreement. We believe the issuance of these securities was exempt from the registration requirements of the Act pursuant to section 4(2) thereof.

     (c) During March and April 2001 we sold 1,266,667 shares of our common stock and warrants to purchase 200,000 shares in two separate private placements. We believe the issuance of these securities was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We derive revenues from the licensing and maintenance agreements for our subsidiaries software products and hardware sales. We also derive consulting and service revenues from our Global Insight subsidiary.

The preparation of functional specifications, customization, installation of TPII and TP-CMS software products and the training of our customers personnel in the use of the products, takes an average of six to nine months. The timing is dependent upon acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pay 30% to 50% of the contract price upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation of the product.

We also derive recurrent revenues from furnishing maintenance services to our customers for our products. We may also receive additional revenues for additional training of customer personnel and consulting services generally receive annual payments at the beginning of the contract for maintenance services. These payments are initially reflected as deferred revenues and are recognized ratably during the contract year.

Prior to quarter ended January 31, 2001, our policy was to recognize fees from licenses as revenue upon delivery of core software, provided the fees were determinable, collection was probable and payment of the license fees was not dependent upon the performance of the consulting services. In instances where these criteria were not met, both the license and consulting fees were recognized under the percentage of completion method of contract accounting.

At the end of the quarter ended January 31, 2001, we changed our revenue recognition policies to conform with guidelines of Staff Accounting Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission. Commencing with that quarter, we have recorded revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. The percentage of completion method records revenues as measured by estimates of the progress as determined by costs incurred. This change in policy was made retroactive to the commencement of our fiscal year ended April 30, 2001 (sometimes referred to as "fiscal year 2001"). Therefore, some revenues recorded on prior to the third quarter of fiscal year 2001 were deferred to future periods including $1,300,000 for the first two quarters of fiscal 2001 and an adjustment as of May 1, 2000 of $2,400,000 reflecting the deferral of revenues recorded for our fiscal year ended April 30, 2000 (sometimes referred to as "fiscal year 2000").

NCI's policy was consistent with SAB 101 as it recognizes software license revenue upon installation and hardware revenues upon shipment. The financial statements for fiscal year 2001 also reflect a write down of previously capitalized software development costs related to the Business Centre TM product and goodwill from the acquisition of Network Controls International, Inc.

A substantial majority of IFS Subsidary sales are and will be continued to be made outside the United States.


Results Of Operations

Fiscal Year Ended April 30, 2001 Compared With Fiscal Year Ended April 30, 2000

The financial results of the fiscal year 2001 reflect the implementation of SAB 101 and therefore to that extent are not comparable with prior period financial statements.

Total consolidated revenues of $6,798,553 for the fiscal year 2001 represent a decrease of $6,207,717, or 47.7%, over total revenues of $13,006,270 for the fiscal year 2000. The decrease in total revenues is also a result of a decrease in software license and installation contract fees and hardware revenues for both subsidiaries as well as a deferral of IFS' revenues pursuant to SAB 101 for fiscal year 2001.

Consolidated software license and installation contract fees for the fiscal year 2001 decreased by $5,018,361 or 66.3%, over software license and installation contract fees for the fiscal year 2000.

Software license and installation contract fees for IFS for the fiscal year ended April 30, 2001 were $1,843,721 as compared to $5,708,392 for the fiscal year ended April 30, 2000.

Software license and installation contract fees for NCI for the fiscal year ended April 30, 2001 were $710,824 as compared to $1,864,514 for the fiscal year ended April 30, 2000. The decline in each case is due to a reduced number of new contracts. The decline in contract revenue for IFS is partially a result of a deferral of revenues pursuant to Rule SAB 101. None of the deferred revenue was recognized during the fiscal year. The decline in NCI's revenue was primarily due to the decreased demand in NCI's legacy products. NCI's hopes that revenues will offset this decline in the future it may derive from the newly released Customer Relationship Management (CRM) business channel of NCI Business Centre TM.

Service and maintenance revenues for the fiscal year 2001 decreased slightly compared to the prior year.

Gross profit, as expressed as a percentage of total revenues, decreased to 57.4% for the fiscal year ended April 30, 2001, as compared to 72.4% for the fiscal year ended April 30, 2000. This decrease is primarily a result of the continuation of development costs of TP-CMS charged to cost of sales and the decrease in license revenue and the operations of SAB 101.

Operating expenses of $13,201,471 for the fiscal year 2001 represent an increase of $4,184,891 or 46.4%, from operating expenses of $9,016,580 for the fiscal year 2000. This increase resulted from several factors. We had a write-down of software development costs and goodwill in the amount of approximately $2,500,000. There were also increases in research and development expenses and selling and general & administrative expenses. Selling and general & administrative expenses increased substantially as a result of legal costs and charges relating to the MDB litigation and it's settlement. For the fiscal year 2001, salaries decreased by approximately $185,000 from the prior period as a result of a decrease in the holding company and NCI salaries which were more than offset by IFS' salary increases. We have taken steps to reduce operating expenses by reduction in salary, consulting agreements, and other expenses particularly for the holding company.

Capitalized software costs for the fiscal year ended April 30, 2001 were $262,455, as compared to $867,305 for the prior fiscal year. Due to the slower than anticipated acceptance of NCI's Business Centre TM product, we wrote down all previously capitalized software costs of $1,400,000 associated with the product. In addition, approximately $209,000 of IFS' capitalized software costs was charged to expense. Therefore, there were no capitalized software costs from NCI during the fiscal year. All remaining capitalized costs are being amortized on a straight-line basis over the estimated five-year marketing life of the software.

Other income for the year ended April 30, 2001 reflects adjustments to royalties associated with the reselling of our TP-CMS products. The adjustments were made during the second quarter as a result of the modification of a reseller agreement reducing royalties that were accrued in prior periods.

We had a net loss of $12,042,760 for the fiscal year 2001, as compared to a net income of $36,176 for the fiscal year 2000. A substantial portion of the decrease resulted from the approximately $2,500,000 write down of capitalized software costs and goodwill and a write-off of approximately $2,200,000 to reflect a cumulative affect resulting from the adoption of SAB 101. In addition we deferred over $1.7 million of revenues we would have otherwise included pursuant to SAB 101 and incurred over $800,000 of expenses and write-off's in connection with the MDB settlement. There was also a decrease in revenues from NCI and IFS.

During the third quarter we began initiatives to eliminate a large portion of our corporate overhead and cash expenditure, without any adverse impact to the operating companies of the group while the results from our cost saving efforts may not be reflected until the first quarter of fiscal year 2002.

We have net operating loss carry-forwards of approximately $_____________ as of April 30, 2001. The use of such net operating loss carry-forwards, as an offset against future taxable income in any particular year may be limited.

Liquidity and Capital Resources

The Company's working capital decreased from $3,967,413 at April 30, 2000 to a deficit of $ 2,373,003 at April 30, 2001. The decrease was primarily as a result of a decrease in cash, costs and estimated earnings in excess of billings on uncompleted contracts, and license fees receivable. The latter two items decreased significantly as a result of the implementation of SAB 101.

We depend upon cash flow from operations to finance our current working capital requirements. At the end of fiscal year 2001 particularly in the last quarter of the year the timing of our cash receipts has resulted in liquidity issues. During the fiscal year 2001 we received proceeds of over $2,850,000 including $1,200,000 in the last quarter of the year from capital raising transactions.

These additional funds did not solve all our capital needs. As a result of the capital shortage certain executive officers have advanced funds including our chief executive who has also deferred payment of substantial commissions owed to him. We are still in arrears in keeping our payments current. We anticipate that substantial license fees to be received in August 2001 will alleviate this problem. At that point we believe we will be able to rely on our cash flow from operations.

Our liquidity problems have arisen and future liquidity problems may arise in part from the timing of the cash payment for our installations. We are required to make substantial expenditures for installation prior to payment. As a result, we are required to fund a portion of the costs of configuration and installation of these products from available capital. Any substantial increase in the number of installations or delay in payment could create working capital shortages. We have and may in the future also expend significant funds in anticipation of performance of new contracts or business opportunities by retaining sales and other personnel. If such new contracts or anticipated business opportunities are delayed or if any contracts are terminated or new business opportunities are cancelled or acceptance of product delayed, we may experience working capital shortages. In any of these events, we may have a need for additional financing for current operations. We may seek alternative sources of financing to assist us with our working capital needs and to implement expansion plans, which can not be financed out of revenues. In these circumstances we would first look to strategic investments by our customers, distributors and partners prior to other investment vehicles. There, however, can be no assurance that additional financing requirements for operations or expansion will be available on terms acceptable to us if at all.

Recent Capital Transactions

We have completed a private placement of our securities. The placement, which occurred in August 2000 through October 2000, included units of our securities consisting of one share of convertible preferred stock (Series 2001) and a warrant to purchase one share of common stock. The conversion features of the preferred stock and the exercise price of the warrants are determined by a formula that results in a conversion price and an exercise price above current market price at the time of issuance of any units. An aggregate of 4,000,000 units was offered at a price of $2.50 per unit. We sold 663,994 units and received gross proceeds of approximately $1,660,000. We issued warrants to the placement agent to acquire a number of units equal to 15% of the units sold pursuant to the offering.

The Company in two separate transactions in March and April 2001 sold securities pursuant to subscription agreements with Sonic Communications Pty, Ltd. ("Sonic"). In March 2001 we received $850,000 for the sale of 850,000 shares of the Company's common stock and warrants to purchase 200,000 shares of common stock exercisable at $2.00 per share. In April 2001 we sold 416,667 shares of the Company's common stock for $350,000. All these securities were issued to designees of Sonic.

                            FORWARD LOOKING STATEMENT

The above statements and certain other statements contained in this annual report on Form 10-KSB is based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adequate financing (v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, and (vi) acceptance of new products, including PosPay and Business Centre TM by a significant number of customers.

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

INFLATION

We have not experienced any meaningful impact on our sales or costs as the result of inflation.

ITEM 7. Financial Statements

The consolidated financial statements required to be filed herein are set forth at the pages indicated at item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant

Our directors and executive officers are as follows:

Name                                 Age                    Position
-------------------                 -----                  ----------


Simon J. Theobald ...................37               Chairman, CEO and Director
Per Olof Ezelius  ...................51               Director, President
                                                      & CEO of NCI
Michael DiGiovanna...................61               Director
James Denney.........................36               Director
David L. Hodge.......................61               Director
Frank A. Pascuito....................44               Director
Carmen A. Pascuito...................41               Secretary and CFO

Simon J. Theobald serves as our Chairman of the Board and Chief Executive Officer. Mr. Theobald was appointed to this position in December 2000. Mr. Theobald has been a director since December 1994 and served in various executive and sales positions since 1992. He was Executive Vice President from March 1999 to December 2000 and has been President and CEO of our subsidiary, IFS International, Inc. since June 2000.

Per Olof Ezelius serves as a Director and serves as Chief Executive Officer of NCI. Mr. Ezelius has been a director since January 1998. He was elected Chief Executive Operating Officer in May 2001. Mr. Ezelius has been President and CEO of NCI since April 1993. Previously, Mr. Ezelius was Vice President of Worldwide Sales and Chief Operating Officer of NCI and Vice President of Marketing and Project Management for Inter Innovation AB in Stockholm, Sweden. Mr. Ezelius started his career in 1971 in the systems design and application software development area for the first generation of programmable bank branch automation systems.

Michael D. DiGiovanna serves as a director and has been engaged in the practice of law in New York City since 1966. Mr. DiGiovanna has been a director since March 2001. He is presently a shareholder of Parker Duryee Rosoff & Haft where he has been employed since January 1995. Mr. DiGiovanna specializes in corporate securities and commercial law. He received his LLB from New York University in 1965. He is a member of the Florida, New Jersey and New York bar.

James W. Denney, serves as one of our directors and is currently the President of Mohawk Asset Management, Inc., an investment advisor company. Mr. Denney has been a director since April 2001. He is also the President of Electric City Funds, Inc. and is the Portfolio Manager of the Electric City Value Fund. Mr. Denney previously served as the Mayor of the Village of Scotia, New York.

David L. Hodge serves as a director and is currently employed by ImageSoft Technologies in Orlando, Florida. Mr. Hodge has been a director since 1997. Mr. Hodge served as our President and CEO from February 1998 through December 2000. Prior to IFS, Mr. Hodge was Vice President for the Cable and Broad Band solutions group of Cincinnati Bell Information Systems ("CBIS"), presently known as Convergys Corp., and held various senior management positions at Ernst & Young, CBS/Newtrend (now a division of Fiserv), Anacomp and Great Western Bank.

Frank A. Pascuito serves as a one of our directors and is currently the Chief Executive Officer of Go2pay, Inc., which specializes in the processing of Internet payment transactions. Mr. Pascuito has been a director since 1989. Mr. Pascuito has served several other executive positions from 1989 to April 2000. Mr. Pascuito is a co-founder of IFS International's predecessor, Avant-Garde Computer Systems, Inc. Mr. Pascuito is a graduate of the State University of New York, at Potsdam with a B.S. in Computer Science.

Carmen A. Pascuito has been our CFO since May 1999 and Secretary since December 1996 and our Controller since 1989. Mr. Pascuito joined our IFS subsidiary in 1985 as a staff accountant and became its controller in 1988. Mr. Pascuito is a graduate of Siena College with a B.A. degree in Accounting.

Frank A. Pascuito and Carmen A. Pascuito are brothers.

We have appointed an Audit Committee consisting of Directors Michael DiGiovanna, and James Denney.

We  have  also  appointed  a  Compensation   Committee   Consisting  of  Michael
DiGiovanna, Simon Theobald, and James Denney.

Section 16(a) of the Securities Exchange Act of 1934 ('Exchange Act") requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10. Executive Compensation

The following table sets forth information concerning compensation paid or accrued by us or any of our subsidiaries for services rendered during the fiscal years ended April 30, 2001, 2000 and 1999 by our Chief Executive Officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended April 30, 2001. During this year Mr. David Hodge was chief executive officer until December 5, 2000 and Mr. Simon Theobald has been chief executive officer since such time.


                                            SUMMARY COMPENSATION TABLE

                          Annual Compensation            Long-Term Compensation
                            Other
                           Annual
                         Securities
Name and                   Fiscal                          Compen-   Underlying
Principal Position          Year     Salary   Bonus        sation    Option(s)
 ----------------------- ---------  -------- ------------ --------   ---------

Simon Theobald...........  2001    191,375*     -              -            -
 Chairman and CEO          2000    329,327      -              -            -
                           1999    265,029      -              -      175,000

David Hodge..............  2001    190,385      -         40,000(1)         -
 President and CEO         2000    220,994      -         40,000(1)         -
                           1999    200,769      -         27,500(2)   290,000

Frank Pascuito...........  2001          -      -              -            -
 Director                  2000    169,212      -         56,063(3)    15,183
                           1999    130,038      -              -      221,750

Per Olof Ezelius.........  2001    151,500                -                 -
 President and CEO/NCI...  2000    151,400      -         16,195(3)         -
                           1999    151,500      -         27,960(4)    25,000
--------

(1) Represents contributions to an annuity that have been accrued, but not yet paid.

(2) Represents 10,000 shares of the Company's common stock at market value of $2.75 at May 26, 1999.

(3)  Accrued unused vacation time.

(4) Reimbursement of real estate fees paid to Mr. Per Olof Ezelius in connection with the sale of property.

* includes commissions from direct sales efforts in the initial part of the year

Set forth below with respect to the executive officers named in the Summary Compensation is further information concerning options to purchase common stock under the Company's stock option plans, and employment agreements.

                Option Grants in Fiscal Year Ended April 30, 2001

                         Number of
                         Shares          % of Total
                         of Common Stock Options
                         Underlying      Granted to
                         Options         Employees in  Per Share     Expiration
Name                     Granted         Fiscal Year   Exercise         Date
                                                       Price
-------               ----------------  --------------------------   -----------

Michael D. DiGiovanna      25,000         16.5  %       $0.96          01/17/11
James W. Denney.           25,000         16.5  %       $0.91          03/31/11


                                               Fiscal Year End Option Values

                                                                       Number of Securities           Value of Unexercised
                           Number of Shares                            Underlying Unexercised             In-the-Money
                           of Common Stock                         Options as of April 30, 2001  Options as of April 30, 2001(1)
                             Acquired on                          -----------------------------  ------------------------------
       Name                   Exercise        Value Realized      Exercisable    Un-exercisable    Exercisable  Un-exercisable
 ---------------------   ----------------     ---------------     -------------  ---------------   ------------ --------------
Simon Theobald,
 Chairman & CEO..................... 0            $0                 77,621           92,671            $0            $0

Per Olof Ezelius,
 Director............................0            $0                 42,704              296            $0            $0

Michael D. DiGiovanna,
 Director............................0            $0                  2,302           22,698            $0            $0

James W. Denney,
 Director............................0            $0                    638           24,362            $0            $0

David L. Hodge
 Director............................0            $0                280,000                0            $0            $0

Frank Pascuito,
 Director............................0            $0                240,190           22,950            $0            $0

--------
(1) .....Based on an average market price of $0.89 per share at April 30, 2001.

EXECUTIVE COMPENSATION AGREEMENTS

We had entered into employment agreements with each of Messrs. David Hodge and Simon Theobald and consulting and services agreements with John Singleton. Messrs. Hodge and Singleton have resigned from their positions, (although Mr. Hodge continues as a director) and their agreements are no longer continued.

The initial term of Mr. Theobald's employment agreement as previously amended extends from February 24, 1998 to December 31, 2003, and is automatically renewed annually thereafter. Mr. Theobald will receive: (i) an annual base salary composed of a fixed portion totaling $130,000 per year; (ii) commissions
(iii) an annual performance bonus; (iv) stock options (previously granted) for the purchase of 55,000 shares of our common stock; (v) stock options under the 1998 stock plan for the purchase of 150,000 shares of our common stock vesting over a period of five years, 30,000 shares on each anniversary date of his employment agreement. The Company and Mr. Theobald are discussing a new or amended employment agreement providing for among other things the elimination of commissions and changed compensation.

Mr. Theobald's agreement, as amended, provides automobile and allowances as well as additional payments upon changes of control as well as termination by Theobald for cause or by the Company without cause. Upon the event Mr. Theobald shall receive an amount, in lieu of any bonus, equal to 40% of his annual salary earned during the twelve-(12) month period immediately preceding the executive's termination due to change of control. The employment agreement for Mr. Theobald also provides that, upon termination for death or disability, the executive shall receive: his annual fixed salary accrued and other benefits and compensation, but no less than 6 months fixed salary. Upon termination of the Agreement all unvested stock options that have been or are scheduled to be granted pursuant to the agreement are to immediately vest. A change in control includes (i) an acquisition resulting in greater than 50% of our securities;
(ii) certain changes in the composition of the board of directors over a three year period; or (iii) approval by the board of directors or the stockholders of certain transactions.

On January 30, 1998, Mr. Per Olof Ezelius entered into an employment agreement with Network Controls International, Inc. to serve as its President and Chief Executive Officer for an initial term of three years and three months, commencing January 30, 1998, and ending April 30, 2001. On May 12, 1998, we entered into an extension agreement with Mr. Ezelius that provides that the term of the covenant not to compete (as referred to in the original employment agreement) is extended from a period of one-year to two-years commencing from the expiration of the original employment agreement. Such extension agreement further provides we grant to Mr. Ezelius: (i) 25,000 shares of common stock;
(ii) 25,000 options to purchase our common stock (such exercise price being equal to the fair market value of such common stock on May 12, 1998); and (iii) a cash bonus equal to $100,000.

The original employment agreement provides for Mr. Ezelius to receive an annual base salary comprised of a fixed portion totaling $150,000 per year and an annual performance bonus.

Mr. Hodge's employment agreement as amended provided for an initial term expiring on February 14, 2003 and was automatically renewable annually thereafter. Pursuant to the employment agreement, Mr. Hodge received (i) an annual base salary of $200,000 for fiscal year 2001 subject to an increase based on the consumer price index and periodic review; (ii) an annual bonus (which could not exceed eighty (80%) percent of the annual base salary) based on the achievement of performance goals agreed to by the executive and the board; (iii) stock options granted under the 1998 Stock Plan for the purchase of 270,000 shares of our common stock vesting over a period of five years in installments of 54,000 shares; (iv) life insurance or death benefits in the amount of $500,000; (v) an annuity of $40,000 per year for the joint lives of the executive and his spouse. The agreement also provided for allowances for custodial and club membership.

Mr. Hodge's employment agreement had substantially the same termination provisions as Mr. Theobald's employment agreement. Upon his removal as chief executive officer in December 2000 Mr. Hodge could have terminated for breach and received substantial benefits provided by the agreement. Instead, Mr. Hodge continued to provide services to the Company until he resigned on February 28, 2001. He thereafter entered into a settlement agreement. Under his employment agreement Mr. Hodge may have been entitled to payments totaling over $900,000 which he surrendered. As part of the settlement, Mr. Hodge surrendered options to purchase 70,000 shares of common stock of the Company and retained the right to exercise the remaining options. In the future, the Company may be required to pay fifty (50%) percent of the exercise price of stock options retained by Mr. Hodge, in cash or stock at the Company's option if the Company's stock does not trade above the exercise price. The Company will continue to pay certain life insurance premiums for Mr. Hodge through March 2004.

In March 1999 we entered into a consulting agreement and an agreement for services with our then chairman, John P. Singleton. The agreements were to expire in March 2002 and each contained a clause for automatic renewal.

The consulting agreement provided for an annual fee of $120,000 per year. The services agreement automatically terminated upon his resignation from the board in December 2000. The Company subsequently accepted the resignation of Mr. Singleton as a consultant to the Company. Mr. Singleton, however, claims he had the right to resign as a result of a change in control of the Company and has demanded severance and other amounts under his contract in excess of $200,000. The Company believes Mr. Singleton's claims are without merit and that his resignation was voluntary.

The foregoing summaries are intended as general descriptions of the terms of the agreements and are limited in their entirety by the actual language of these agreements, which are included as Exhibits.


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

As of April 30, 2001, there were commitments to issue 1,525,061 shares of common stock under the 1998 plan. Of these shares, 778,292 shares are subject to options granted to officers and directors and the balance of shares are subject to options granted to non-officer employees and former directors. The exercise prices range from $0.75 to $4.90, under the 1998 Plan and expire in various years between 2007 - 2011.

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

The 1998 plan provides for its administration by the board of directors or a committee chosen by the board of directors, which has discretionary authority, subject to certain restrictions, to determine the number of shares issued pursuant to incentive stock options and non-statutory stock options and the individuals to whom, the times at which and the exercise price for which options will be granted.

The 1988 plan provides for the issuance of options to purchase common stock to key employees, officers, directors, and consultants. As of April 30, 2001, there were options outstanding to purchase 118,290 shares of common stock under the 1988 Plan. All options are exercisable at prices ranging from $1.00 to $3.50 per share and expire in various years between 2001 - 2009. As of April 30, 2001, there were no options available for grant to purchase shares of common stock under the 1988 Plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 29, 2001 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of ours, (iii) each named officer, (iv) and all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The following table does reflect common stock issuable pursuant to stock options exercisable within sixty days.

  Name and Address of                    Number Of Shares          Percentage
  Beneficial Owner                      Beneficially Owned          of Class
 ----------------------------------    ------------------------   --------------
 Simon J. Theobald                         155,396 (1)                 2.0%
 Little Elms, 12 Green Lane,
 Croxley Green, Rickmansworth,
 Hertfordshire, WD3 3HR England

 Per Olof Ezelius                         1,628,030 (2)               20.8%
 Nine Woodlawn Green
 Charlotte, NC 28217

 Michael D. DiGiovanna                        3,669 (3)                0.0%
 Parker, Duryee, Rosoff & Haft
 529 5th Avenue
 New York, N.Y. 10017

 James W. Denney                             32,005 (4)                0.4%
 112 Erie Boulevard
 Schenectady, New York  12305

 David L. Hodge                             300,000 (5)                3.7%
 2600 Maitland Ctr. Pkwy
 Maitland, Florida  32751

 Frank A. Pascuito                          442,844 (6)                5.5%
 Rensselaer Technology Park
 300 Jordan Road
 Troy, NY 12180

 Chris Van Brugge                           891,667 (7)               11.3%
 Level 5
 504 Pacific Highway
 St. Leonards
 New South Wales 2065
 Australia

 Hestian Pty Limited                        891,667 (7)               11.3%
 Level 5
 504 Pacific Highway
 St. Leonards
 New South Wales 2065
 Australia

 Name and Address of                    Number Of Shares          Percentage
  Beneficial Owner                      Beneficially Owned          of Class
 ----------------------------------    ------------------------   --------------

 All directors, executive officers,
 and known 5% or more shareholders
 as a group (8 persons)                    3,417,773 (8)             49.8%

(1)  Includes 78,168 shares issuable upon exercise of stock options.

(2)  Includes 43,000 shares issuable upon exercise of stock options.

(3)  Includes 3,669 shares issuable upon exercise of stock options.

(4) Includes 2,005 shares issuable upon exercise of stock options. Includes 30,000 shares owned beneficially and of record by Electric City Value Fund. Mr. Denney is President of Electric City Funds, Inc., which contains Electric City Value Fund as an investment series, and of Mohawk Asset Management, Inc., Electric City Funds investment advisor. Mr. Denney disclaims beneficial ownership of the shares owned by said entity for all other purposes.

(5)  Includes 280,000 shares issuable upon exercise of stock options.

(6)  Includes 320,663 shares issuable upon exercise of stock options.

(7) Includes in each case 100,000 shares of common stock subject to presently exercisable warrants. We are advised that both of these shareholders acquired their securities from Sonic Communications Pty. Limited, which purchased 850,000 shares of our common stock and warrants to purchase 200,000 shares in March 2001 and 416,667 shares in April 2001 in two separate transactions. While the record owner of the latter shares is Hestian PTY Limited we have been advised Chris Van Brugge is the benefical owner of these shares.

(8) Includes 927,506 shares issuable upon exercise of stock options and warrants.

ITEM 12. Certain Relationships and Related Transactions

In April 2000, we entered into an agreement with Go2pay, Inc., controlled by Mr. Frank Pascuito, one of our directors. Go2pay received a non-exclusive license from us to utilize our technology in connection with the operation of a regional Internet processing center for financial institutions. The agreement provides for the issuance to us of 30% of the stock of this corporation upon the initial capitalization of the entity. We have permitted this entity to utilize our premises and have advanced amounts to this entity. The entity is required to repay us from operations for these advances and for the use of our premises. Mr. Pascuito also agreed to terminate his employment agreement with us. In February 2001 the agreement was amended to provide for the repayment of advances totaling approximately $373,000 by monthly installments of $10,000 with this amount increasing in proportion to the processing center's revenues.

The Company was a party to a consulting arrangement with an entity affiliated with an organization in which David Hodge serves as a director. This arrangement required that consulting fees be paid to this entity in connection with "ISO 9000" certification assistance. Consulting fees under this arrangement were $117,200 for the year ended April 30, 2000.

We have executed a memorandum of understanding with Sonic Communications Pty Limited to form a joint venture. See item 1 - Business. Designees of Sonic Communications Pty Limited own over 1,266,667 of our shares and warrants to purchase 200,000 shares. In addition we have entered into an agreement pursuant to which Sonic Communications Pty Limited may acquire IFS' intellectual property in certain extraordinary circumstances including bankruptcy or a cessation of business.

In October 1999, pursuant to the terms of the plan and merger agreement relating to the acquisition of our NCI subsidiary, we issued 1,051,716 shares of our common stock to Per Olof Ezelius, one of our directors. These shares were issued as contingent consideration for the financial performance of NCI during the fiscal year ended April 30, 1999. In September 2000, we issued an additional 585,511 shares of our common stock to Per Olof Ezelius for the merger relating to the financial performance of NCI for the fiscal year ended April 30, 2000. At the same time, we entered into an agreement with Mr. Ezelius that terminated the rights of Mr. Ezelius to receive any additional contingent shares in future years.

As of April 30, 2001 Messrs. Simon J. Theobald and Per Olof Ezelius have advanced approximately $55,000 and $135,000 respectively to us.

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

     4.8 Loan Agreement, dated January 11, 1989, between the Company and North Greenbush Industrial Development Agency and amendments thereto (1)

     4.9 Warrant Agreement, dated November 6, 1998, between the Company and MDB Capital Group LLC. (7)

     4.10 Investment Banking Agreement, dated November 6, 1998, between the Company and MDB Capital Group LLC. (7)

     4.11 Form of Convertible Promissory Note Agreements, dated July 6, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., Headwaters Capital, and Colbrooke Capital. (7)

     4.12 Form of Warrant Agreements, dated July 6, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., Assanzon Development Corporation, and Colbrooke Capital. (7)

     4.13 Registration Rights Agreement dated July 2, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., and Assanzon Development Corporation. (7)

     4.14 Note And Warrant Purchase Agreement, dated July 2, 1999, between the Company and Gilston Corporation, Ltd., Manchester Asset Management, Ltd., and Assanzon Development Corporation. (7)

     4.15 Market Access Program Marketing Agreement, dated as of April 29, 1999, between the Company and Continental Capital & Equity Corporation. (7)

     4.16 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P.

     4.17 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P.

     4.18 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P.

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

     10.10b * Amendment to Employment Agreement, dated as of January 22, 1999, between the Company and Simon J. Theobald. (7)

     10.10c * Second amendment to Employment Agreement,  dated as of January 31,
              2000 between IFS International, Inc. and Simon J. Theobald.

     10.10d * Third amendment to Employment Agreement, dated as of March 9, 2000 between IFS International, Inc. and Simon J. Theobald.

     10.11* Extension Agreement, dated as of May 12, 1998 between the Company and Per Olof Ezelius. (6)

     10.12 Purchase and Sale Agreement, dated as of December 17, 1996, between the Company and Trustco Bank, National Association. (1)

     10.13 Form of Consulting and Investment Banking Agreement between the Company and the Underwriter. (1)

     10.14 Promissory Note dated March 14, 1997, between the Company and Key Bank of New York. (3)

     10.15* Consulting  agreement  dated April 9, 1997,  between the Company and
            Jerald Tishkoff. (6)

     10.16 Plan and Merger Agreement, dated as of January 30, 1998, between the Company and NCI Holdings, Inc. (4)

     10.17 Amended and Restated Note dated as of April 15, 1999, between the Company and Hudson River Bank and Trust Company. (7)

     10.18 Amended and Restated Note dated as of April 15, 1999, between the Company and Hudson River Bank and Trust Company. (7)

     10.19 Note And Mortgage Consolidation, Modification, Spreader, Extension And Security Agreement, dated as of April 15, 1999, between the Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation. (7)

     10.20 Note And Mortgage Consolidation, Modification, Spreader, Extension And Security Agreement, dated as of April 15, 1999, between the Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation. (7)

     10.21 Mortgage And Security Agreement, dated as of April 15, 1999, between the Company, the Town of North Greenbush Industrial Development Agency and New York Business Development Corporation.(7)

     10.22 Mortgage Note, dated as of April 15, 1999, between the Company and New York Business Development Corporation. (7)

     10.23 Amended and Restated Mortgage Note, dated as of April 15, 1999, between the Company New York Business Development Corporation. (7)

     10.24 General Security Agreement dated as of April 15, 1999, between the Company and Hudson River Bank and Trust Company. (7)

     10.25 Stock Purchase Agreement dated as of December 6, 1999 between IFS International, Inc. and Global Insight Group, Ltd.

     10.26  Advisory   Agreement   dated  as  of  January   25,2000   between
            IFS International Holdings, Inc. and Commonwealth Associates, L.P.

     10.27 Agreement dated as of April 4, 2000 between IFS International Holdings, Inc. and Frank Pascuito.

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

     6 Denotes document filed as an exhibit to the Company's Annual Report, dated, April 30, 1998 and incorporated herein by reference.

     7 Denotes document filed as an exhibit to the Company's Annual Report, dated, April 30, 1999 and incorporated herein by reference.


(3)      Reports on Form 8-K filed during the three months ended April 30, 2000:

         None

================================================================================


                        IFS International Holdings, Inc.

                   Index to Consolidated Financial Statements




Independent Auditor's Report.................................................F-2


Consolidated Financial Statements

     Balance sheet...........................................................F-3
     Statements of operations................................................F-4
     Statements of shareholders' equity......................................F-5
     Statements of cash flows................................................F-6
     Notes to consolidated financial statements.......................F-7 - F-21

                         Independent Auditor's Report



To the Board of Directors and Shareholders
IFS International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of IFS International Holdings, Inc. and subsidiaries as of April 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFS International Holdings, Inc. and subsidiaries as of April 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $9.5 million during the year ended April 30, 2001, and, as of that date, had a working capital deficiency of $2.2 million. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are discussed in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Albany, New York
July 18, 2001

                        IFS International Holdings, Inc.
                           Consolidated Balance Sheet
                                 April 30, 2001



ASSETS
-------
CURRENT ASSETS
Cash and cash equivalents                                                        $    116,552
Trade accounts receivable, net                                                      2,468,329
Costs and estimated earnings in excess of billings on uncompleted contracts            47,675
Other receivables                                                                     277,120
Other current assets                                                                  360,861
Inventory                                                                              43,903
                                                                                       ------
Total current assets                                                                3,314,440
                                                                                 ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                  2,365,149
                                                                                 ------------
OTHER ASSETS
Capitalized software and product enhancement costs, net                               470,680
Excess of cost over fair value of net assets of business acquired, net              1,117,854
Investments                                                                           107,982
Other                                                                                 483,125
                                                                                      -------
Total other assets                                                                  2,179,641
                                                                                  -----------
                                                                                   $7,859,230
                                                                                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                             $    367,103
Accounts payable                                                                      769,188
Accrued compensation and related liabilities                                          552,136
Other accrued expenses                                                              1,162,340
Billings in excess of costs and estimated earnings on uncompleted contracts         1,450,416
Deferred revenue and customer deposits                                              1,147,029
                                                                                    ---------
Total current liabilities                                                           5,448,212
                                                                                    ---------

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                                           1,941,716
Other                                                                                 310,000
                                                                                      -------
Total long-term liabilities                                                         2,251,716
                                                                                    ---------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized:
Series B 173,000 shares issued and outstanding, liquidation
preference $11.50 per share                                                               173
Series 2000-1 597,994 shares issued and outstanding, liquidation
preference $2.50 per share                                                                598
Common stock, $.001 par value; 50,000,000 shares authorized,
6,773,324 shares issued and outstanding                                                 6,778
Additional paid-in capital                                                         16,790,553
Accumulated deficit                                                               (16,590,425)
Accumulated other comprehensive (loss)                                                 38,075
                                                                                      -------
                                                                                      169,602
Treasury stock, 5,000 shares at cost                                                  (10,300)
                -----                                                                 -------
Total stockholders' equity                                                            159,302
                                                                                      -------
                                                                                 $  7,859,230
                                                                                 ============


                                See Notes to Consolidated Financial Statements.

                        IFS International Holdings, Inc.
                      Consolidated Statements of Operations
                       Years Ended April 30, 2001 and 2000

                                                              2001      2000
Revenues:
Software license and installation contract fees         $ 2,554,545  $7,572,906
Hardware sales                                              301,091   1,482,932
Service and maintenance revenue                           3,942,917   3,950,432
                                                          ---------   ---------
                                                          6,798,553  13,006,270
                                                          ---------  ----------
Cost of revenues:
Software license and installation contract fees           1,589,958   1,878,471
Hardware sales                                               61,317     351,471
Service and maintenance revenue                           1,244,818   1,363,410
                                                          ---------   ---------
                                                          2,896,093   3,593,352
                                                          ---------   ---------
Gross profit                                              3,902,460   9,412,918
                                                          ---------   ---------
Operating expenses:
Research and development                                  1,704,627   1,324,578
Salaries                                                  3,447,347   3,630,372
Selling, general and administrative                       4,005,624   2,955,055
Rent and occupancy                                          653,893     619,463
Other                                                       698,641     487,112
Writedown of capitalized software and product enhancement
costs and excess of cost over fair value of net assets
of business acquired                                      2,533,338           -
                                                          ---------   ---------
                                                         13,043,470   9,016,580
                                                         ----------   ---------
Income (loss) from operations                            (9,141,010)    396,338
Other income (expense):
Interest expense                                           (373,946)   (321,780)
Interest income                                              28,348      58,019
Other income (expense)                                     (238,010)    100,499
                                                           --------     -------
Income (loss) before income taxes                        (9,724,618)    233,076
Provision (credit) for income taxes                          95,934    (196,900)
                                                             ------    --------
Net income (loss) before cumulative effect of
change in accounting principle                           (9,628,684)     36,176
Cumulative effect of change in accounting principle      (2,414,076)          -
                                                         ----------   ---------
Net income (loss)                                      $(12,042,760)   $ 36,176
                                                       ============    ========

Basic and diluted net income (loss) per common share        $ (2.53)     $ 0.01
                                                            =======      ======

Weighted average common shares outstanding                4,817,000   3,382,000
                                                          =========   =========


                                 See Notes to Consolidated Financial Statements.

                        IFS International Holdings, Inc.
                 Consolidated Statements of Shareholders' Equity
                       Years Ended April 30, 2001 and 2000


                                            [--Preferred Stock--]              [--Common Stock--]
                                         All Series                                                           Additional
                                          Shares               Par          Shares               Par           Paid-in
                                        Outstanding           Value         Outstanding         Value          Capital
Balances at April 30, 1999 ......                -               $ -         2,770,485     $      2,770     $  8,415,328
Issuance of common stock ........                -                 -           136,247              136          209,581
Issuance of preferred stock .....          200,000               200                 -                -        1,869,800
Exercise of warrants ............                -                 -            90,000               90          224,910
Issuance of additional common
 stock for acquisition of Network
 Controls International, Inc. ...                -                 -         1,051,716            1,051        1,008,598
Other ...........................                -                 -                 3                -                7
Warrants issued with convertible
 debt ...........................                -                 -                 -                -          131,200
Foreign currency translation
 adjustment .....................                -                 -                 -                -                -
Net income ......................                -                 -                 -                -                -
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2000 ......          200,000               200         4,048,451            4,047       11,859,424

Exercise of stock options .......                -                 -            30,557               31           34,824
Issuance of preferred stock .....          663,994               664                 -                -        1,322,624
Isuuance of common stock in
 private placement ..............                -                 -           850,000              850          849,115
Conversion of preferred shares ..          (93,000)              (93)          476,581              476             (383)
Conversion of notes payable .....                -                 -           706,323              706          750,601
Conversion of subordinated
 debenture ......................                -                 -            59,722               60          268,690
Other issuances .................                -                 -                 -                3          374,980
Acquisition of treasury stock ...                -                 -                 -                -                -
Issuance of additional common
 stock for acquisition of Network
 Controls International, Inc. ...                -                 -           585,511              585        1,240,698
Issuance of common stock for
 acquisition of OnPoint .........                -                 -            20,179               20           89,980
Foreign currency translation
 adjustment .....................                -                 -                 -                -                -
Net loss ........................                -                 -                 -                -                -
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2001 ......          770,994      $        771         6,777,324     $      6,778     $ 16,790,553
                                      ============      ============      ============     ============     ============


                                                                           Accumulated
                                                                             Other
                                        Accumulated        Treasury        Comprehensive                      Comprehensive
                                          Deficit            Stock         Income (Loss)          Total       Income (Loss)
Balances at April 30, 1999 ......     $ (4,583,841)              $ -      $     (6,656)     $  3,827,601
Issuance of common stock ........                -                 -                 -           209,717
Issuance of preferred stock .....                -                 -                 -         1,870,000
Exercise of warrants ............                -                 -                 -           225,000
Issuance of additional common
 stock for acquisition of Network
 Controls International, Inc. ...                -                 -                 -         1,009,649
Other ...........................                -                 -                 -                 7
Warrants issued with convertible
 debt ...........................                -                 -                 -           131,200
Foreign currency translation
 adjustment .....................                -                 -           (74,557)          (74,557)     $    (74,557)
Net income ......................           36,176                 -                 -            36,176            36,176
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2000 ......       (4,547,665)                -           (81,213)        7,234,793      $    (38,381)
                                                                                                              ============
Exercise of stock options .......                -                 -                 -            34,855
Issuance of preferred stock .....                -                 -                 -         1,323,288
Isuuance of common stock in
 private placement ..............                -                 -                 -           849,965
Conversion of preferred shares ..                -                 -                 -                 -
Conversion of notes payable .....                -                 -                 -           751,307
Conversion of subordinated
 debenture ......................                -                 -                 -           268,750
Other issuances .................                -                 -                 -           374,983
Acquisition of treasury stock ...                -           (10,300)                -           (10,300)
Issuance of additional common
 stock for acquisition of Network
 Controls International, Inc. ...                -                 -                 -         1,241,283
Issuance of common stock for
 acquisition of OnPoint .........                -                 -                 -            90,000
Foreign currency translation
 adjustment .....................                -                 -            43,138            43,138            43,138
Net loss ........................      (12,042,760)                -                 -       (12,042,760)      (12,042,760)
------------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2001 ......     $(16,590,425)     $    (10,300)     $    (38,075)      $   159,302      $(12,038,003)
                                      ============      ============      ============      ============      ============

                                                                                     See Notes to Consolidated Financial Statements.

                        IFS International Holdings, Inc.
                      Consolidated Statements of Cash Flows
                       Years Ended April 30, 2001 and 2000


                                                 2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $12,042,760       $ 36,176
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
Depreciation and amortization                  1,468,758        965,266
Other                                             90,450         27,507
Write-off of intangible assets                 2,533,339              -
Changes in operating assets and liabilities:
Inventory                                         40,431         49,365
Trade accounts receivable, net                 1,053,222     (1,573,006)
Costs, estimated earnings and billings on
 uncompleted contracts                         2,316,076       (398,808)
Other                                            245,607       (291,349)
Accounts payable                                  94,227         (7,714)
Accrued expenses                                 674,302        235,799
Deferred revenue and customer deposits           130,795        (63,672)
--------------------------------------------------------------------------------
Net cash used in operating activities         (3,395,553)    (1,020,436)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment             (293,446)      (166,165)
Other                                            (10,000)             -
Capitalized software and product enhancement
 costs                                          (995,525)      (867,305)
Acquisition of minority interest                 (10,300)             -
--------------------------------------------------------------------------------
Net cash used in investing activities         (1,309,271)    (1,033,470)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                      (176,840)       (65,967)
Proceeds from notes payable                            -        934,300
Proceeds from issuance of common stock
 and warrants                                   1,250,175       445,700
Proceeds from issuance of preferred stock       1,322,624     1,870,000
--------------------------------------------------------------------------------
Net cash provided by financing activities       2,395,959     3,184,033
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash            43,138       (74,556)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                   (2,265,727)     1,055,571
Cash and cash equivalents:
Beginning of year                               2,382,279      1,326,708
--------------------------------------------------------------------------------
End of year                                  $    116,552   $ 2,382,279
================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest                                     $    268,496   $   321,781
================================================================================
Income taxes                                 $     54,405   $   115,928
================================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued commissions exchanged for common stock $        -      $ 92,717
Common stock issued as compensation            $        -      $ 27,500
================================================================================
PURCHASE OF NETWORK CONTROLS INTERNATIONAL, INC.
Fair value of assets acquired                  $ 1,241,284   $ 1,009,649
Capital stock issued                            (1,241,284)   (1,009,649)
--------------------------------------------------------------------------------
Liabilities assumed                            $         -   $         -
================================================================================

                                 See Notes to Consolidated Financial Statements.

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

               The Company is engaged in the design and development of computer software for use with automatic teller machines (ATMs), electronic fund transfers (EFTs), and point of sale (POS) systems used by financial institutions and retailers and others. The Company is also engaged in the sale of computer equipment and software to the financial services industry and provides its customers with support and maintenance services for such systems.

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

               The Company generates several types of revenue, including the following:

               Software License and Installation Contract Fees. The Company's standard license agreement for the Company's products provides for an initial fee to use the product in perpetuity at designated, or up to, a maximum number of sites. For the year ended April 30, 2000 (and a portion of the year ended April 30,
               2001), fees from licenses were recognized as revenue upon delivery of core software, provided that fees were fixed or determinable and collection was probable. Fees from licenses sold together with consulting services were also generally recognized upon shipment provided that the above criteria were met and payment of the license fees was not dependent upon the performance of the consulting services. In instances where the aforementioned criteria were not met, both the license and consulting fees were recognized under the percentage of completion method of contract accounting.

                        IFS International Holdings, Inc.
                   Notes to Consolidated Financial Statements


NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

             Summary of Significant Accounting Policies, Continued

             Revenue recognition, continued:

               In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. SAB 101 was adopted by the Company during the third quarter of fiscal 2001 (see Note 2).

               In accordance with SAB 101, revenue from software installation contracts is currently recognized on the percentage-of-completion method, measured by the ratio of costs incurred to date to management's estimates of total anticipated costs. This method is used because management considers costs incurred to be the best available measure of progress on software installation contracts. Because of the inherent uncertainties in estimating contracts, it is at least reasonably possible that the Company's estimates of costs and revenues will change in the near term. Uncertainty inherent in initial estimates is reduced progressively as work on the contract nears completion.

               Several of the Company's license fee arrangements allow for extended payment terms (generally one to two years).

               The Company also receives sublicense fees from value-added resellers based on the sublicenses granted by the reseller. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller, provided that collection is probable.

               Hardware Sales: Revenues from sales of hardware are generally recognized on shipment of product.

               Service and Maintenance Revenue. Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue from support agreements is recognized ratably over the term of the related agreement.

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

             Accounting for stock-based compensation:

               The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"). The Company also follows the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"). The Company has elected not to implement the fair value based accounting method for employee and directors' stock options and warrants specified in FAS 123, but has elected to disclose the pro forma net income (loss) and pro forma basic and diluted net income (loss) per share to account for options and warrants, as if such method had been used to account for such stock-based compensation.

             Summary of Significant Accounting Policies, Continued

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

             Basic and diluted net income (loss) per share:

               Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the year ended April 30, 2001.

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

             Asset impairment assessments:

               The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of assets is less than the carrying value. Impairments of capitalized software and product enhancement costs and writedowns of other intangibles were recognized in the year ended April 30, 2001 (Notes 3 and 6).

             Reclassification:

               Certain items have been reclassified in the 2000 financial statements to conform to the current year's presentation.

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

             Recent accounting pronouncements, continued:

               In July 2001, FAS No.141, "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible  assets  with  indefinite  useful  lives no  longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No.121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and its financial position

NOTE 2.      CHANGE IN ACCOUNTING POLICY

               During the quarter ended January 31, 2001, the Company changed its revenue recognition policies to conform with guidelines of SAB 101, retroactive to May 1, 2000. The change in accounting resulted in a charge of approximately $2,400,000 ($0.50 per share) reflecting the effect of the change in policies with regards to revenue recorded in 2000. The primary impact of adopting SAB 101 was the effective deferral of revenue recognition from software licenses. In accordance with SAB 101, revenue from sales of software licenses and systems is essentially recorded under standards applicable to contract accounting using the percentage of completion method. Previously, sales of software licenses were recorded upon delivery of core software, provided that the fees were fixed or determinable and collection was probable.


NOTE 3.      ACQUISITIONS

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

               During 1999, the Company waived the equity deficiency clause of the acquisition agreement. Accordingly, the allowance was reversed and an additional 62,456 shares of preferred stock were issued and recorded as additional purchase cost.

               Pursuant to the acquisition agreement, additional shares were issuable if the consolidated pre-tax profits of NCI exceed certain levels during each of the three years ending April 30, 1999, 2000, and 2001 and during the three year period ending April 30, 2001, as contingent consideration.

               During 2001 and 2000, approximately 586,000 and 1,050,000 shares of common stock were issued pursuant to the agreement for the financial performance of NCI for the years ended April 30, 2000 and 1999, respectively. In September 2000, the acquisition agreement was amended to eliminate any additional contingent consideration.

               The excess of the cost of acquiring NCI over the fair value of net assets acquired, including the fair value of contingent shares issued aggregates $2,747,000. In January 2001, the Company wrote down the carrying value of this excess by approximately $1,060,000 as circumstances indicated that the carrying value was not fully recoverable. In addition, the amortization period for this intangible was revised to five years (previously eight). The effect of this change in estimate for the year ended April 30, 2001 was not material. Amortization approximated $355,000 and $142,000 for the years ended April 30, 2001 and 2000, respectively.

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

               The GIG acquisition agreement, as amended, provides for the issuance of additional shares based upon the net earnings of GIG (as defined) for the calendar year ended December 31, 2000. Any additional shares issued pursuant to the financial performance of GIG will be recorded as purchase costs (see Note 11).

             On-Point Technology Systems, Inc.

               In May 2000, the Company purchased the assets of On-Point Technology Systems, Inc. (On-Point) in exchange for 20,179 shares of common stock. The accounts of On-Point were not material.

NOTE 4.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

               Costs  and  estimated  earnings  on  uncompleted   contracts  are
               summarized as follows:

                 Expenditures on uncompleted contracts        922,790
                 Estimated earnings thereon                   657,428
                                                            1,580,218
                 Less billings to date                     (2,982,959)
                                                         $ (1,402,741)
                                                         =============

               These  costs  and   estimated   earnings   are  included  in  the
               accompanying balance sheet under the following captions:

             Costs and estimated earnings in excess of billings on
             uncompleted contract                                      $ 47,675

             Billings in excess of costs and estimated earnings on
             uncompleted                                             (1,450,416)
                                                                     ----------
                                                                    $(1,402,741)
                                                                    ===========

NOTE 5.      PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment consist of the following:

             Building                                                $ 1,917,731
             Machinery and equipment                                   2,487,249
             Furniture and fixtures                                      164,868
             Leasehold improvements                                      143,014
                                                                         -------
                                                                       4,712,862
             Less accumulated depreciation                             2,347,713
                                                                       ---------
             Property, equipment and improvements, net               $ 2,365,149
                                                                     ===========


               Depreciation related to property, equipment, and improvements approximated $352,000 and $314,000 for the years ended April 30, 2001 and 2000, respectively.

               The land underlying the Company's New York facility is subject to a long-term ground lease arrangement with no annual rental requirements.


NOTE 6.      CAPITALIZED SOFTWARE AND PRODUCT ENHANCEMENT COSTS

               Capitalized software and product enhancement costs consist of the following:

                 Capitalized software and product enhancement costs   1,678,718
                 Less accumulated amortization                       (1,208,038)
                                                                      ---------
                 Capitalized software costs, net                      $ 470,680
                                                                      =========


               Amortization expense approximated $762,000 and $509,000 for the years ended April 30, 2001 and 2000, respectively.

               In January 2001, the Company wrote down previously capitalized software development and product enhancement costs of approximately $1,470,000. These costs were deemed to be impaired as circumstances indicated that the carrying value was not fully recoverable, based on estimates of future cash flows.

================================================================================
NOTE 7.      LONG-TERM DEBT

             Long-term debt consists of the following at April 30, 2001:

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

               3%.                                                               $1,033,770

               Mortgage  note  payable,  public  benefit  corporation,   monthly
               payments of $8,433,  including interest at 8.11%, with the entire unpaid principal and accrued interest due April 2009. The note is also secured by a mortgage on the  Company's  New York  operating
               facility.                                                            961,140

               Convertible notes payable, $1,075,000 original principal balance,
               $220,000  principle  balance at April 30, 2001.  The  convertible notes require interest generally at 10% and are due in July 2001.
               The notes may be redeemed by the Company at prices  ranging  from
               107% to 119% of the outstanding  principal balance. The notes may be converted to common stock by the holders at the lower of $3.00 per share or 90% of the market value, as defined. The convertible
               notes were  recorded  net of  discounts  approximating  $241,200.    217,598


               Restructured  note  payable,  government  agency,  principal  and interest  payments  of $3,804 per month,  including  interest  at
               7.5%, due April 2002. This note is unsecured and  subordinated to
               all other debt.                                                      $91,021

               Other long-term debt                                                   5,290
                                                                                      -----
                                                                                  2,308,819
               Less current portion                                                 367,103
                                                                                    -------
                                                                                $ 1,941,716
                                                                                ===========

               Certain of the Company's long-term debt obligations require compliance with financial and non-financial covenants.

               Aggregate maturities of long-term debt are as follows:

                Year Ending April 30
                        2002                       $ 367,103
                        2003                          54,778
                        2004                          59,356
                        2005                          64,316
                        2006                          69,691
                        Thereafter                 1,693,575
                                                   ---------
                                                 $ 2,308,819
                                                 ===========

               During 2001, convertible notes in the principal amount of $605,000 were converted into shares of common stock of the Company. In addition, the Company redeemed convertible notes in the principal amount of $250,000.


NOTE 8.      INCOME TAXES

               The provision (benefit) for income taxes consists primarily of state franchise and current foreign taxes (refunds) in 2001 and 2000. Deferred tax account balances at April 30, 2001 and 2000 were not material.

               The provision (benefit) for income taxes for the years ended April 30, 2001 and 2000 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income (loss) due to the following:


                                                                           2001       2000
               Federal income tax (benefit) at statutory rates          (3,306,000)  79,000
               State income tax (benefit), net of federal benefits        (583,020)  92,000
               Franchise taxes                                              58,081   45,800
               Foreign taxes (refunds)                                    (217,035)  59,500
               Change in valuation allowance for net operating losses
                 and capitalized software and product enhancement costs  3,952,040  (79,400)
                                                                        -------     -------
               Provision for income taxes                                 $(95,934) $196,900
                                                                        =========   ========

               Deferred tax assets (liabilities) at April 30, 2001 are comprised as follows:

                Net operating loss carryforwards
                Net capitalized software and product enhancement costs

                Valuation allowance

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

               The following tables summarize option activity during 2001 and 2000 under stock option plans:

                                            Shares Under Option
                           [----------------Year Ended April 30----------------]
                                           Weighted                Weighted
                                           Average                 Average
                                           Exercise                Exercise
  1988 Stock Option Plan        2001       Price       2000        Price
--------------------------------------------------------------------------------
Outstanding beginning of year  142,790     $ 1.51      216,140      $1.45
Granted                                                 15,183       2.44
Exercised                                              (73,350)      1.28
Canceled                                               (15,183)      2.36
                                                       -------       ----
Outstanding end of year                                142,790      $1.51
                                                       =======      =====
Exercisable                                            142,790      $1.51
                                                       =======      =====

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

                                           Shares Under Option
                         [-----------------Year Ended April 30-----------------]
                                             Weighted                 Weighted
                                             Average                  Average
                                             Exercise                 Exercise
 1998 Stock Option Plan         2001         Price       2000         Price
--------------------------------------------------------------------------------
Outstanding beginning of year  1,582,663     $ 2.93    1,396,295     $ 2.18
Granted                                                  303,550       2.15
Exercised                                                (52,897)      2.07
Canceled                                                 (64,285)      2.30
                                                         -------       ----
Outstanding end of year                                1,582,663     $ 2.93
                                                       ---------     ------
Exercisable                                              614,083     $ 2.01
                                                         =======     ======

               An aggregate of 1,800,000 shares of common stock has been reserved in connection with the 1998 Plan. The weighted-average remaining contractual life of outstanding options under the 1998 Plan is 8.56 years. Options outstanding under the 1998 Plan may be exercised at prices ranging from $1.31 to $4.90 per share. At April 30, 2001, __________ options were available for future issuance.

               In accordance with APB 25, no employee compensation cost has been recognized in accounting for the stock option plans in 2001 or 2000. Had compensation costs and fair values been determined pursuant to FAS 123, net income for 2001 would have decreased by approximately $__________ and net loss for 2000 would have increased by approximately $__________. Basic and diluted net loss per common share would have approximated $_____ and $0.18 in 2001 and 2000, respectively, under FAS 123. The weighted average fair value of options granted during 2001 and 2000, for the purpose of FAS 123, is $_____ and $2.06 per share, respectively.

               In accordance with FAS 123, the fair value of each option for 2000 was estimated on the grant date using the Black-Scholes Single Option Model, assuming no dividend yield, and with the following assumptions: risk-free interest rates ranging from 6.22% to 6.76%; and volatility factors of the expected market price of the Company's common stock of 112%.


NOTE 10.     EMPLOYEE BENEFIT PLANS

               The Company has adopted qualified profit sharing plans with 401(k) deferred compensation provisions. Substantially all employees are eligible to participate in either of the plans. The plans provide for contributions by the Company at the Board of Director's discretion and on a matched basis. Contributions under the plans approximated $118,000 during the year ended April 30, 2001 ($99,600 in 2000).

NOTE 11.     COMMITMENTS AND CONTINGENCIES

             Leasing Arrangements

               The Company leases office space and certain equipment under operating leases. The lease arrangements generally contain renewal options at various terms. Approximate future minimum lease payments under noncancellable operating leases with an initial or remaining term of one year or more are as follows:

                       Year Ending April 30
                        2002                                     $ 199,000
                        2003                                       192,000
                        2004                                       164,000
                        2005                                             -
                        Thereafter                                       -
                                                                 ---------
                                                                 $ 555,000
                                                                 =========

             Issuance of Contingent Consideration-GIG

               The Company is contingently liable to issue shares of common stock based upon the net earnings, as defined, of GIG (Note 2) for the year ending December 31, 2000. Approximately 430,000 shares are issuable in this connection as of April 30, 2001. Additional purchase costs will be recognized upon the issuance of the contingent shares.

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

             Litigation and Claims

               In June 2001, the Company entered into an agreement with an investment banker to settle an outstanding arbitration claim alleging the Company failed to exercise its best efforts in registering common stock issuable under a warrant agreement (Note 15).

               Under the terms of the settlement, the Company agreed to pay the investment banker $160,000 ($10,000 per month beginning July
               2001) and to reduce the exercise price of the warrants from $2.50 to $0.01 per share. Other non-financial terms were also agreed to including restrictions on sale rights of the underlying shares on the investment banker.

               The Company has accrued in its April 30, 2001 financial statements costs approximating $825,000 representing the fair value of the decrease in the warrant exercise price, professional fees with respect to the settlement proceedings and the $160,000 to be paid to the investment banker.

               Certain purchasers of common stock issued in a private placement in July 1999 have filed a claim against the Company for damages in the amount of $175,000. This claim also alleges delays in completing registration of the common stock. Management and legal counsel are of the belief that the claim is without merit. No liabilities have been accrued relating to this contingency.

NOTE 12.     RELATED PARTY TRANSACTIONS

               Certain officers/directors receive commissions based upon a percentage of software license fees generated by their respective sales efforts. Approximately $__________ and $193,000 were earned under the commission agreements during 2001 and 2000, respectively.

               The Company entered into a consulting agreement with a director in 1999 to provide consulting services through February 2002. The agreement provides for an annual fee of $120,000 plus reasonable and necessary business expenses. Consulting fees pursuant to this agreement were $__________ and $120,000 for the years ended
               April 30, 2001 and 2000, respectively. The agreement was cancelled in December 2000.

               Accounts  payable  and  accrued  expenses  include  approximately
               $__________   and  $119,000  as  of  April 30,   2001  and  2000,
               respectively, due to these officers/directors.

               The  Company  was a party  to a  consulting  arrangement  with an entity affiliated with an organization in which a former officer/director of IFS serves as a director. This arrangement required that consulting fees be paid to this entity in connection with "ISO 9000" certification assistance. Consulting fees under this arrangement were $117,200 for the year ended April 30, 2000.

               In April 2000, the Company acquired a 30% interest in Go2Pay, Inc., an entity controlled by a former officer in the Company, in exchange for the right to use the Company's software products. No value was ascribed to the transaction. In connection with the exchange, Go2Pay, Inc. agreed to pay the Company approximately $160,000 representing the agreed to value of services provided to the entity prior to formation. The agreed upon value of services provided is included in other income for the year ended April 30, 2000. The Company funded a portion of the operations of Go2Pay, Inc. through April 30, 2001. Amounts due from Go2Pay at April 30, 2001 of approximately $__________.

               Included in other assets at April 30, 2001 is approximately $12,000 due from an officer of the Company.

               Included   in   accrued   liabilities   at   April 30,   2000  is
               approximately $245,000 due to officers of the Company under informed borrowing arrangements.


NOTE 13.     EXPORT REVENUES AND CERTAIN CONCENTRATIONS

               Total revenues considered export revenues, including sales of NCI's foreign subsidiaries, approximated $__________ and $10,552,000, or ____% and 81% of total revenues, for the years ended April 30, 2001 and 2000, respectively. Such revenues were derived primarily from customers located in Europe, Eastern Europe, and the Far East.

               Approximately 11% and 7% of the Company's total revenues for the years ended April 30, 2000 and 1999, respectively, were derived pursuant to a relationship with one computer manufacturer and approximately 5% and 10%, respectively, were derived pursuant to a reseller agreement.

NOTE 14.     FOREIGN AND DOMESTIC OPERATIONS

                        April 30, 2001               April 30, 2000
                                     NCI                                NCI
                                   Foreign                            Foreign
                    IFS     NCI   Subsidiaries   IFS       NCI      Subsidiaries
Net revenues from
 unaffiliated
 customers:
  United States                             $  1,903,000 $  551,000  $         -
  Foreign                                      5,152,000  1,925,000    3,475,000
                                               ---------  ---------    ---------
                                            $  7,055,000 $2,476,000  $ 3,475,000
                                            ============ ==========  ===========

Operating earnings
(loss):
 United States                              $   (953,000) $1,327,000 $         -
 Foreign                                        (231,000)          -     253,000
                                                --------    --------     -------
                                            $ (1,184,000)  1,327,000    $253,000
                                            ============   =========    ========

Identifiable assets:
 United States                              $  8,468,000  $3,693,000    $      -
 Foreign                                         226,000           -   1,057,000
                                                 -------   ---------   ---------
                                            $  8,694,000  $3,693,000 $ 1,057,000
                                            ============  ========== ===========

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

               In November 1998, the Company sold warrants to purchase up to 300,000 shares of common stock at an exercise price of $2.50 per share. Proceeds from the sale of the warrants were $30,000. The exercise price was reduced to $0.01 per share in July 2001 pursuant to a settlement agreement (See Note 10).

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


NOTE 17.     INVESTMENTS

               The Company has a 42% equity interest in a foreign joint venture arrangement at April 30, 2000. The joint venture is involved in establishing a EFT network in an Asian country and is currently in its start-up phase. The Company's total investment in the joint venture approximated $108,000 at April 30, 2001, and is classified as an other asset.

NOTE 18.     LIQUIDITY/MANAGEMENT PLANS

               For the year ended April 30, 2001, the Company incurred a net loss of $11.9 million . In addition, the Company has a working capital deficit of approximately $2.1 million as of April 30, 2001. The Company is currently exploring strategic opportunities including, but not limited to, additional private placements of its securities, strategic investments by customers, distributors and partners, and others.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   IFS INTERNATIONAL HOLDINGS, INC.
                                   (Registrant)

Date: August 13, 2001              By: \s\ Simon J. Theobald
---------------------              -------------------------------
                                   Simon J. Theobald, Chairman and
                                   Chief Executive Officer, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 13, 2001                  By:    \s\ Simon J. Theobald
     -----------------                        --------------------------------
                                              Simon J. Theobald, Chairman and
                                              Chief Executive Officer, Director

Date: August 13, 2001                  By:    \s\ Per Olof Ezelius
     -----------------                       -------------------------------
                                              Per Olof Ezelius, Director

Date: August 13, 2001                  By:     \s\ Michael D. DiGiovanna
     -----------------                        ------------------------------
                                               Michael D. DiGiovanna, Director

Date: August 13, 2001                  By:    \s\ James W. Denney.
     -----------------                        ------------------------------
                                               James W. Denney, Director

Date: August 13, 2001                  By:     \s\ David L. Hodge
     -----------------                        ------------------------------
                                               David L. Hodge, Director

Date: August 13, 2001                  By:      \s\ Frank A. Pascuito
     -----------------                        ------------------------------
                                                Frank A. Pascuito, Director

Date: August 13, 2001                  By:      \s\ Carmen A. Pascuito
      ----------------                         -----------------------------
                                               Carmen A. Pascuito, Secretary