Form 10KSB/A
period 2001-04-30
IFS INTERNATIONAL HOLDINGS INC
filed 2001-08-14
CIK 808310

================================================================================

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

Operating expenses of $13,043,470 for the fiscal year 2001 represent an increase of $4,026,890 or 44.7%, from operating expenses of $9,016,580 for the fiscal year 2000. This increase resulted from several factors. We had a write-down of software development costs and goodwill in the amount of approximately $2,500,000. There were also increases in research and development expenses and selling and general & administrative expenses. Selling and general & administrative expenses increased substantially as a result of legal costs and charges relating to the MDB litigation and it's settlement. For the fiscal year 2001, salaries decreased by approximately $185,000 from the prior period as a result of a decrease in the holding company and NCI salaries which were more than offset by IFS' salary increases. We have taken steps to reduce operating expenses by reduction in salary, consulting agreements, and other expenses particularly for the holding company.

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

We have net operating loss carry-forwards of approximately $11,000,000 as of April 30, 2001. The use of such net operating loss carry-forwards, as an offset against future taxable income in any particular year may be limited.

Liquidity and Capital Resources

The Company's working capital decreased from $3,967,413 at April 30, 2000 to a deficit of $ 4,075,488 at April 30, 2001. The decrease was primarily as a result of a decrease in cash, costs and estimated earnings in excess of billings on uncompleted contracts, and license fees receivable. The latter two items decreased significantly as a result of the implementation of SAB 101.

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

     4.16 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P. (8)

     4.17 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P. (8)

     4.18 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P. (8)

     4.19 Securities Purchase Agreement dated March 23, 2000 between IFS International Holdings, Inc. and the Shaar Fund. (8)

     4.20 Warrant Agreement dated March 23, 2000 between IFS International Holdings, Inc. and the Shaar Fund. (8)

     4.21 Registration Rights Agreement dated March 23, 2000 between IFS International Holdings, Inc. and the Shaar Fund. (8)

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

     10.28* Consulting Agreement dated as of March 1, 1999 between IFS International Holdings, Inc. and John P. Singleton.

     10.29* Agreement for Services dated as of March 1, 1999 between IFS International Holdings, Inc. and John P. Singleton.

     10.29b * Amendment to Services Agreement dated as of January 31, 2000 between IFS International Holdings, Inc. and John P. Singleton.

     10.29c * Second amendment to Services Agreement dated as of March 9, 2000 between IFS International Holdings, Inc. and John P. Singleton

     21.1 Subsidiaries of the Company

     23   Consent of Independant Certified Public Accountants

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

     8 Denotes document filed as an exhibit to the Company's Annual Report, dated, April 30, 2000 and incorporated herein by reference.

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


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $12.0 million during the year ended April 30, 2001, and, as of that date, had a working capital deficiency of approximately $4.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are discussed in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                        URBACH KAHN & WERLIN LLP


Albany, New York
July 18, 2001

                        IFS International Holdings, Inc.
                           Consolidated Balance Sheet
                                 April 30, 2001



ASSETS
-------
CURRENT ASSETS
Cash and cash equivalents                                                        $    116,552
Trade accounts receivable, net                                                      2,468,329
Costs and estimated earnings in excess of billings on uncompleted contracts            47,675
Other receivables                                                                     277,120
Other current assets                                                                  360,861
Inventory                                                                              43,903
                                                                                       ------
Total current assets                                                                3,314,440
                                                                                 ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                  2,365,149
                                                                                 ------------
OTHER ASSETS
Capitalized software and product enhancement costs, net                               470,680
Excess of cost over fair value of net assets of business acquired, net              1,117,854
Investments                                                                           107,982
Other                                                                                 483,125
                                                                                      -------
Total other assets                                                                  2,179,641
                                                                                  -----------
                                                                                   $7,859,230
                                                                                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                             $  2,308,819
Accounts payable                                                                      769,188
Accrued compensation and related liabilities                                          552,136
Other accrued expenses                                                              1,162,340
Billings in excess of costs and estimated earnings on uncompleted contracts         1,450,416
Deferred revenue and customer deposits                                              1,147,029
                                                                                    ---------
Total current liabilities                                                           7,389,928
                                                                                    ---------

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                                                   -
Other                                                                                 310,000
                                                                                      -------
Total long-term liabilities                                                           310,000
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
                                      ============      ============      ============      ============      ============

                                                                                     See Notes to Consolidated Financial Statements.

                        IFS International Holdings, Inc.
                      Consolidated Statements of Cash Flows
                       Years Ended April 30, 2001 and 2000


                                                 2001             2000
                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           $(12,042,760)      $ 36,176
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
Depreciation and amortization                  1,468,758        965,266
Other                                             90,450         27,507
Write-off of intangible assets                 2,533,339              -
Changes in operating assets and liabilities:
Inventory                                         40,431         49,365
Trade accounts receivable, net                 1,053,222     (1,573,006)
Costs, estimated earnings and billings on
 uncompleted contracts                         2,316,076       (398,808)
Other                                            245,607       (291,349)
Accounts payable                                  94,227         (7,714)
Accrued expenses                                 674,302        235,799
Deferred revenue and customer deposits           130,795        (63,672)
--------------------------------------------------------------------------------
Net cash used in operating activities         (3,395,553)    (1,020,436)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment             (293,446)      (166,165)
Other                                            (10,000)             -
Capitalized software and product enhancement
 costs                                          (995,525)      (867,305)
Acquisition of minority interest                 (10,300)             -
--------------------------------------------------------------------------------
Net cash used in investing activities         (1,309,271)    (1,033,470)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                      (176,840)       (65,967)
Proceeds from notes payable                            -        934,300
Proceeds from issuance of common stock
 and warrants                                   1,250,175       445,700
Proceeds from issuance of preferred stock       1,322,624     1,870,000
--------------------------------------------------------------------------------
Net cash provided by financing activities       2,395,959     3,184,033
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash            43,138       (74,556)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                   (2,265,727)     1,055,571
Cash and cash equivalents:
Beginning of year                               2,382,279      1,326,708
--------------------------------------------------------------------------------
End of year                                  $    116,552   $  2,382,279
================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest                                     $    268,496   $    321,781
================================================================================
Income taxes                                 $     54,405   $    115,928
================================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued commissions exchanged for common stock $        -      $  92,717
Common stock issued as compensation            $        -      $  27,500
================================================================================
PURCHASE OF NETWORK CONTROLS INTERNATIONAL, INC.
Fair value of assets acquired                  $ 1,241,284   $ 1,009,649
Capital stock issued                            (1,241,284)   (1,009,649)
--------------------------------------------------------------------------------
Liabilities assumed                            $         -   $         -
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

NOTE 4.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

             Costs  and  estimated  earnings  on  uncompleted   contracts  are
             summarized as follows:

                 Expenditures on uncompleted contracts                  922,790
                 Estimated earnings thereon                             657,428
                                                                        -------
                                                                      1,580,218
                 Less billings to date                               (2,982,959)
                                                                     ----------
                                                                   $ (1,402,741)
                                                                  =============

             These  costs  and   estimated   earnings   are  included  in  the
             accompanying balance sheet under the following captions:


             Costs and estimated earnings in excess of billings on
             uncompleted contracts                                     $ 47,675

             Billings in excess of costs and estimated earnings on
             uncompleted contracts                                   (1,450,416)
                                                                     ----------
                                                                    $(1,402,741)
                                                                    ===========


NOTE 5.      PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment consist of the following:

             Building                                                $ 1,917,731
             Machinery and equipment                                   2,487,249
             Furniture and fixtures                                      164,868
             Leasehold improvements                                      143,014
                                                                         -------
                                                                       4,712,862
             Less accumulated depreciation                             2,347,713
                                                                       ---------
             Property, equipment and improvements, net               $ 2,365,149
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


             Long-term debt consists of the following:


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


               Restructured  note  payable,  government  agency,  principal  and interest  payments  of $3,804 per month,  including  interest  at
               7.5%, due April 2002. This note is unsecured and  subordinated to
               all other debt.                                                      $91,021

               Other long-term debt                                                   5,290
                                                                                      -----
                                                                                  2,308,819
               Less current portion                                               2,308,819
                                                                                    -------
                                                                                $         -
                                                                                ===========


               Certain of the Company's long-term debt obligations require compliance with financial and non-financial covenants. The Company is in violation of certain of these convenants and the underlying debt has been classified as current.

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

               The provision (benefit) for income taxes for the years ended April 30, 2001 and 2000 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income (loss) due to the following:


                                                                           2001       2000
               Federal income tax (benefit) at statutory rates         $(3,306,000) $79,000
               State income tax (benefit), net of federal benefits        (583,020)  92,000
               Franchise taxes                                              58,081   45,800
               Foreign taxes (refunds)                                    (217,035)  59,500
               Change in valuation allowance for net operating losses
                 and capitalized software and product enhancement costs  3,952,040  (79,400)
                                                                         ---------   -------
               Provision for income taxes                                 $(95,934) $196,900
                                                                         ========== ========

               Deferred tax assets (liabilities) at April 30, 2001 are comprised as follows:

                Net operating loss carryforwards                   $ 3,476,000
                Valuation allowance                                 (3,476,000)
                                                                    ----------
                                                                   $         -
                                                                    ==========

               At April 30, 2000, the Company has net operating loss carryforwards of approximately $11 million which begin to expire in 2004 to offset future federal taxable income. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.



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

               The following tables summarize option activity during 2001 and 2000 under stock option plans:

                                            Shares Under Option
                           [----------------Year Ended April 30----------------]
                                           Weighted                Weighted
                                           Average                 Average
                                           Exercise                Exercise
  1988 Stock Option Plan        2001       Price       2000        Price
--------------------------------------------------------------------------------
Outstanding beginning of year  142,790     $ 1.51      216,140      $1.45
Granted                              -          -       15,183       2.44
Exercised                      (20,000)    ( 1.00)     (73,350)      1.28
Canceled                       ( 4,500)    ( 1.25)     (15,183)      2.36
                               -------     ------      -------       ----
Outstanding end of year        118,290     $ 0.93      142,790      $1.51
                               =======     ======      =======      =====
Exercisable                    118,290     $ 0.93      142,790      $1.51
                               =======     ======      =======      =====

               Options outstanding at April 30, 2000 under the 1988 Plan, may be exercised at prices ranging from $1.00 to $3.50 per share. At April 30, 2001, 4,500 options are available for future issuance under this Plan. An aggregate of 332,779 shares of common stock has been reserved in connection with the 1988 Plan.

               The weighted-average remaining contractual life of outstanding options under the 1988 Plan is 5.2 years.


                                           Shares Under Option
                         [-----------------Year Ended April 30-----------------]
                                             Weighted                 Weighted
                                             Average                  Average
                                             Exercise                 Exercise
 1998 Stock Option Plan         2001         Price       2000         Price
--------------------------------------------------------------------------------
Outstanding beginning of year  1,582,663     $ 2.18    1,396,295     $ 2.18
Granted                          151,500       1.21      303,550       2.15
Exercised                        (10,557)     (1.41)     (52,897)      2.07
Canceled                        (198,545)     (2.05)     (64,285)      2.30
                                --------      -----      -------       ----
Outstanding end of year        1,525,061     $ 2.06    1,582,663     $ 2.93
                               =========     ======    =========     ======
Exercisable                    1,009,735     $ 2.06      614,083     $ 2.01
                               =========     ======      =======     ======


               An aggregate of 1,800,000 shares of common stock has been reserved in connection with the 1998 Plan. The weighted-average remaining contractual life of outstanding options under the 1998 Plan is 7.5 years. Options outstanding under the 1998 Plan may be exercised at prices ranging from $0.91 to $4.90 per share. At April 30, 2001, 211,485 options were available for future issuance.

               In accordance with APB 25, no employee compensation cost has been recognized in accounting for the stock option plans in 2001 or 2000. Had compensation costs and fair values been determined pursuant to FAS 123, the net loss for 2001 would have increased by approximately $40,000 and the net income for 2000 would have decreased by approximately $628,000. Basic and diluted net loss per common share would have approximated $2.53 in 2001 and $0.18 in 2000 under FAS 123. The weighted average fair value of options granted during 2001 and 2000, for the purpose of FAS 123, is $1.21 and $2.06 per share, respectively.

               In accordance with FAS 123, the fair value of each option for 2001 and 2000 was estimated on the grant date using the Black-Scholes Single Option Model, assuming no dividend yield, and with the following assumptions: risk-free interest rates ranging from 5.01% to 6.22%; and volatility factors of the expected market price of the Company's common stock of 101% and 112% respectively.



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

NOTE 11.     COMMITMENTS AND CONTINGENCIES

             Leasing Arrangements


               The Company leases office space and certain equipment under operating leases. The lease arrangements generally contain renewal options at various terms. Approximate future minimum lease payments under noncancellable operating leases with an initial or remaining term of one year or more are as follows:

                       Year Ending April 30
                        2002                                     $ 222,000
                        2003                                       216,000
                        2004                                       188,000
                        2005                                        23,000
                                                                 ---------
                                                                 $ 649,000
                                                                 =========


             Issuance of Contingent Consideration-GIG

               The Company is contingently liable to issue shares of common stock based upon the net earnings, as defined, of GIG (Note 3) for the year ending December 31, 2000. Approximately 430,000 shares are issuable in this connection as of April 30, 2001. Additional purchase costs will be recognized upon the issuance of the contingent shares.

             Marketing Agreement


               In May 2000, the Company extended its marketing agreement with a public relations firm for an additional two years. Pursuant to the renewed agreement, the Company is obligated to pay the firm $108,000 and has issued 200,000 common stock purchase warrants redeemable at exercise prices ranging from $8.50 to $15.00 per share. The Company has also agreed to issue additional warrants on the anniversary date of the execution of the contract to purchase 200,000 shares at various exercise prices. Each warrant is for 50,000 shares at prices of 125%, 150%, 175% and 200% of the closing bid on the anniversary date of the execution of the contract. The fair value of the warrants is not material.


             Litigation and Claims


               In June 2001, the Company entered into an agreement with an investment banker to settle an outstanding arbitration claim alleging the Company failed to exercise its best efforts in registering common stock issuable under a warrant agreement (Note 15-Other Warrant Issuances).


               Under the terms of the settlement, the Company agreed to pay the investment banker $160,000 ($10,000 per month beginning July
               2001) and to reduce the exercise price of the warrants from $2.50 to $0.01 per share. Other non-financial terms were also agreed to including restrictions on sale rights of the underlying shares on the investment banker.


               The  Company  has  accrued  in  its  April  30,  2001   financial
               statements costs approximating $825,000 representing the fair value of the decrease in the warrant exercise price, professional fees with respect to the settlement proceedings and amounts to be paid to the investment banker.

               Certain purchasers of common stock issued in a private placement in July 1999 have filed a claim against the Company for damages in the amount of $175,000. This claim also alleges delays in completing registration of the common stock. Management believes that the claim is without merit. No liabilities have been accrued relating to this contingency.

NOTE 12.     RELATED PARTY TRANSACTIONS


               Certain officers/directors receive commissions based upon a percentage of software license fees generated by their respective sales efforts. Approximately $37,000 and $193,000 were earned under the commission agreements during 2001 and 2000, respectively.

               The Company entered into a consulting agreement with a director in 1999 to provide consulting services through February 2002. The agreement provides for an annual fee of $120,000 plus reasonable and necessary business expenses. Consulting fees pursuant to this agreement were $80,000 and $120,000 for the years ended April 30, 2001 and 2000, respectively. The agreement was cancelled in December 2000.

               Accounts  payable  and  accrued  expenses  include  approximately
               $150,000   and   $119,000   as  of  April  30,   2001  and  2000,
               respectively, due to these officers/directors.

               The Company was a party to a consulting arrangement with an entity affiliated with an organization in which a director of IFS serves as a director. This arrangement required that consulting fees be paid to this entity in connection with "ISO 9000" certification assistance. Consulting fees under this arrangement were $117,200 for the year ended April 30, 2000.

               In April 2000, the Company acquired a 30% interest in Go2Pay, Inc., an entity controlled by a former officer in the Company, in exchange for the right to use the Company's software products. No value was ascribed to this exchange. Go2Pay, Inc. has agreed to pay the Company approximately $160,000 representing the agreed to value of services provided to the entity prior to formation, which is included in other income for the year ended April 30, 2000. The Company also provided financing to Go2Pay, Inc. through April 30, 2001. Amounts due from Go2Pay at April 30, 2001, including the portion attributable to the aforementioned services, approximate $258,000 and are classified as other assets.


               Included in other assets at April 30, 2001 is approximately $12,000 due from an officer of the Company.


               Included in accrued expenses at April 30, 2000 is approximately $245,000 due to officers of the Company under informal/short-term borrowing arrangements.



NOTE 13.     EXPORT REVENUES AND CERTAIN CONCENTRATIONS


               Total revenues  considered  export  revenues,  including sales of
               NCI's  foreign   subsidiaries,   approximated   $5,317,000   and
               $10,552,000, or 78% and 81% of total revenues, for the years ended April 30, 2001 and 2000, respectively. Such revenues were derived primarily from customers located in Europe, Eastern Europe, and the Far East.

               Approximately 18% and 11% of the Company's total revenues for the years ended April 30, 2001 and 2000, respectively, were derived pursuant to a relationship with one computer manufacturer and approximately 5% and 5%, respectively, were derived pursuant to a reseller agreement.

NOTE 14.     FOREIGN AND DOMESTIC OPERATIONS

                                 April 30, 2001                                   April 30, 2000
                                 --------------                                   --------------
                                                     NCI                                         NCI
                                                   Foreign                                     Foreign
                          IFS           NCI       Subsidiaries      IFS           NCI        Subsidiaries
---------------------------------------------------------------------------------------------------------
Net revenues from
unaffiliated customers:
 United States         $1,159,000   $  258,000   $   65,000     $1,903,000   $  551,000   $         -
 Foreign                2,427,000    1,232,000    1,658,000      5,152,000    1,925,000     3,475,000
                        ---------    ---------    ---------      ---------    ---------     ---------
                       $3,586,000   $1,490.000   $1,723,000     $7,055,000   $2,476,000   $ 3,475,000
                       ==========   ==========   ==========     ==========   ==========    ==========

Operating earnings
(loss):
 United States        $(6,353,000) $(2,435,000)  $ (156,000)    $ (953,000)  $1,327,000   $         -
 Foreign                   47,000            -     (244,000)      (231,000)           -       253,000
                        ----------   ---------     --------      ----------   ---------       -------
                      $(6,306,000) $(2,435,000)  $ (400,000)    $(1,184,000) $1,327,000   $   253,000
                       ==========   ==========   ==========     ===========  ==========   ===========

Identifiable assets:
 United States         $5,333,000   $ 1,309,000   $        -    $ 8,468,000   $3,693,000  $         -
 Foreign                  408,000             -      539,000        226,000            -    1,057,000
                        ---------     ---------     --------     ----------   -----------   ---------
                       $5,741,000   $ 1,309,000   $  539,000    $ 8,694,000   $3,693,000  $ 1,057,000
                       ==========   ===========   ==========    ===========   ==========  ===========


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


             Issuance of Series 2000-1 Preferred Shares and Warrants

               During 2001, the Company sold 663,994 shares of Series 2001-1 preferred stock, and warrants to purchase up to 663,994 shares of common stock at an exercise price of $2.50. Proceeds from the sale of the preferred stock and warrants were $1,323,000, net of offering expenses. Each share of preferred stock is convertible into shares of common stock pursuant to a conversion formula based upon the market price of the common stock, subject to a market closing price floor of $2.25 per share. Warrants are also exercisable into common shares in the same manner for a period of five years. The Series 2001-1 preferred stock may be called by the Company beginning in August 2003. The Company is required to issue warrants to the placement agent equal to 15% of the units sold.

             Private Placement

               In April 2001, the Company sold 850,000 shares (and warrants to purchase 200,000 shares at $2.00 per share through January 2003) of its common stock in a private placement for $850,000. In addition, the Company received $375,000 for 416,667 shares of common stock that was issued subsequent to April 30, 2001. Additionally, the Company granted the purchaser an option to purchase up to 1.1 million common shares for $.90 per share through May 31, 2001.



NOTE 16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

               The fair value of the Company's financial instruments, consisting principally of cash equivalents and long-term debt, has been estimated to approximate their carrying amounts, based on current interest rates.


NOTE 17.     INVESTMENTS

               The Company has a 42% equity interest in a foreign joint venture arrangement. The joint venture is involved in establishing a EFT network in an Asian country and is currently in its start-up phase. The Company's total investment in the joint venture approximated $108,000 at April 30, 2001, and is classified as an other asset.

NOTE 18.     LIQUIDITY/MANAGEMENT PLANS


               The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended April 30, 2001, the Company incurred a net loss of approximately $12.0 million, had a working capital deficit of approximately $4.0 million at that date, and was in violation of certain debt covenants (Note 7). In December 2000, concurrent with a change in management, the Company implemented an expense reduction program. Subsequent to April 30, 2001, the Company completed a significant sale involving global multi-license arrangements, converted the remaining portion of its convertible debt obligations to equity, and settled its outstanding litigation with an investment banker. While there can be no assurances, management of the Company is of the belief, based upon current backlog and sales forecasts, that operations for fiscal year 2002 will be profitable, that working capital will be sufficient to sustain operations, and waivers of debt
               covenant  violations  will  be  received.   In  the  absence  of
               operating profits, management may also explore other opportunities including, but not limited to, additional private placements of its securities, and strategic investments by customers, distributors, partners, and others. Further, the Company may explore opportunities to refinance fixed assets and/or divest itself of operating divisions and other assets.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   IFS INTERNATIONAL HOLDINGS, INC.
                                   (Registrant)

Date: August 14, 2001              By: \s\ Carmen A. Pascuito
---------------------              -------------------------------
                                    Carmen A. Pascuito, Secretary