Form 10QSB
period 2001-07-31
IFS INTERNATIONAL HOLDINGS INC
filed 2001-09-19
CIK 808310

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

                  For the Quarterly Period ended July 31, 2001

                                       or

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

Common Stock, $.001 par value, 8,256,737 shares outstanding as of September 10, 2001.

================================================================================

                IFS International holdings, Inc. and Subsidiaries


                         QUARTERLY REPORT ON FORM 10-qSB


                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
July 31, 2001 (unaudited) and April 30, 2001................................2-3

Consolidated Statements of Operations,
Three months ended July 31, 2001 and 2000 (unaudited).........................4

Consolidated Statements of Cash Flows,
Three months ended July 31, 2001 and 2000 (unaudited).........................5

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

Item 4.  Submission of Matters to a Vote of Security Holders.................13

Item 5.  Other Information...................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................13

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                IFS International holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                               July 31,          April 30,
                                                                                 2001              2001
                                                                              (Unaudited)
                                                                            ----------------- -----------------
ASSETS

CURRENT ASSETS
   Cash                                                                          $55,325          $116,552
   Trade accounts receivable, net                                              3,508,184         2,468,329
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                     87,176            47,675
   Other receivables                                                             177,799           277,120
   Other current assets                                                          364,244           360,861
   Inventory                                                                      45,574            43,903
                                                                            ----------------- -----------------
      Total current assets                                                     4,238,302         3,314,440
                                                                            ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                                      2,304,505         2,365,149
                                                                            ----------------- -----------------
OTHER ASSETS
   Capitalized software costs, net                                               505,596           470,680
   Excess of cost over fair value of net assets of business acquired, net      1,171,460         1,117,854
   Investments                                                                   107,982           107,982
   Other                                                                         441,416           483,125
                                                                            ----------------- -----------------
      Total other assets                                                       2,226,454         2,179,641
                                                                            ----------------- -----------------
                                                                               8,769,261        $7,859,230
                                                                            ================= =================

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                    July 31,             April 30,
                                                                                      2001                 2001
                                                                                  (Unaudited)
                                                                               -------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities
   Current maturities of long term debt                                              $2,262,203          $2,308,819
   Accounts payable                                                                   1,093,708             769,188
   Accrued compensation and related liabilities                                         865,819             552,136
   Other accrued expenses                                                               967,570           1,162,340
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                                1,121,104           1,450,416
   Deferred revenue and customer deposits                                             1,003,809           1,147,029
                                                                               -------------------- ---------------------
      Total current liabilities                                                       7,314,213           7,389,928
                                                                               -------------------- ---------------------
 OTHER LONG TERM LIABILITIES                                                            270,000             310,000
                                                                               -------------------- ---------------------
shareholders' equity
   Preferred stock, $.001 par value; 25,000,000 shares authorized:
    Series B, 165,500 and 173,000 shares issued and outstanding
     liquidation preference $11.50 per share                                                165                 173
    Series 2000-1, 533,994 and 597,994 shares issued and outstanding,
     liquidation preference $2.50 per share                                                 534                 598
   Common stock $.001 par value; 50,000,000 shares
     authorized: 7,831,976 and 6,777,324 shares issued                                    7,833               6,778
   Additional paid-in capital                                                        17,166,544          16,790,553
   Accumulated deficit                                                              (15,937,642)        (16,590,425)
   Accumulated other comprehensive (loss)                                               (42,086)            (38,075)
                                                                               -------------------- ---------------------
                                                                                      1,195,348             169,602
Less treasury stock, 5,000 shares, at cost                                              (10,300)            (10,300)
                                                                               -------------------- ---------------------
Total shareholders' equity                                                            1,185,048             159,302
                                                                               -------------------- ---------------------
                                                                                     $8,769,261          $7,859,230
                                                                               ==================== =====================

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                      Three             Three
                                                                      Months            Months
                                                                      Ended             Ended
                                                                   July 31, 2001     July 31, 2000
                                                                 ------------------ -----------------
Revenues:
   Software license and installation contract fees                 $2,946,353         $1,484,986
   Service and maintenance revenue                                  1,141,299            945,321
   Hardware sales                                                       6,272             12,842
                                                                 ------------------ -----------------
                                                                    4,093,924          2,443,150
                                                                 ------------------ -----------------
Cost of Revenues:
   Software license and installation contract fees                    323,635            452,028
   Service and maintenance revenue                                    451,009            234,177
   Hardware sales                                                         287              1,712
                                                                 ------------------ -----------------
Gross profit                                                        3,318,993          1,755,232
                                                                 ------------------ -----------------
Operating expenses:
   Research and development                                           512,632            436,000
   Salaries                                                           815,962            804,919
   Rent and occupancy                                                 167,166            146,893
   Selling, general and administrative                                921,029            973,343
   Other                                                               81,466            126,028
                                                                 ------------------ -----------------
                                                                    2,591,369          2,487,183
                                                                 ------------------ -----------------
Income (loss) from operations                                         727,624           (731,951)

Other income (expense):
   Interest expense                                                   (94,108)           (75,011)
   Interest income                                                        263             24,819
   Other                                                               19,005              4,714
                                                                 ------------------ -----------------
Income (loss) before income taxes                                     652,784           (777,429)

Provision for income taxes                                                  -             (8,710)
                                                                 ------------------ -----------------

Net (loss) income                                                    $652,784          $(786,139)
                                                                 ================== =================

                                                                 ------------------ -----------------
Basic income (loss) per common                                          $0.09        $     (0.19)
                                                                 ------------------ -----------------
Weighted average common shares outstanding                          7,659,000          4,072,000
                                                                 ------------------ -----------------
Diluted income (loss) per common share                                  $0.06        $     (0.19)
                                                                 ------------------ -----------------
Weighted average common and common equivalent shares
outstanding                                                        11,282,000          4,992,000
                                                                 ------------------ -----------------

See notes to consolidated financial statements.

                IFS International holdings, Inc. and SubsidiarIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Three Months Ended   Three Months Ended
                                                                                        July 31, 2001        July 31, 2000
                                                                                     -------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                       $652,784             $(786,139)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                                          241,256               274,184
   Amortization of discount on notes payable                                                2,402                30,150
  Changes in assets and liabilities:
   Inventory                                                                               (1,671)               21,694
   Trade accounts receivable, net                                                      (1,039,855)            1,500,978
   License fees receivable                                                                      -              (422,242)

   Costs, estimated earnings and billings on uncompleted contracts                       (368,813)           (1,365,839)
   Other current assets                                                                    38,326              (239,505)
   Other receivables                                                                       99,321                     -
   Accounts payable                                                                       324,520               116,029
   Accrued expenses                                                                       234,167                93,239
   Deferred revenue and customer deposits                                                (143,220)              184,729
                                                                                     -------------------- --------------------
     Net cash provided by (used in) operating activities                                   39,217              (592,722)
                                                                                     -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                                                                      (27,219)             (116,976)
 Capitalized software and license costs                                                   (95,195)             (235,873)
                                                                                     -------------------- --------------------
     Net cash provided by (used in) investing activities                                 (122,414)             (352,849)
                                                                                     -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt                                                     (24,018)              (23,182)
 Advances from officers                                                                    50,000                     -
 Proceeds from issuance of stock                                                                -                31,653
                                                                                     -------------------- --------------------
     Net cash provided by financing activities                                             25,982                 8,471
                                                                                     -------------------- --------------------

Effect of exchange rate changes on cash                                                    (4,012)               17,435
                                                                                     -------------------- --------------------
Decrease in cash                                                                          (61,227)             (919,665)

Cash:
 Beginning of year                                                                        116,552             2,382,279
                                                                                     -------------------- --------------------
 End of period                                                                             55,325            $1,462,614
                                                                                     ==================== ====================

Supplemental Disclosures of Cash Flow Information
------------------------------------------------------------------------------------ -------------------- --------------------
Cash paid during the three months for:
Interest                                                                                  $26,134               $41,124
Taxes                                                                                       2,985                     -
==================================================================================== ==================== ====================
Supplemental Disclosures of Cash Flow Information-Non-Cash Investing and Financing Activities
------------------------------------------------------------------------------------ -------------------- --------------------
Common stock issued as additional consideration for acquisition
  of Network Controls International, Inc.                                                       -            $1,009,647
Common stock issued for conversion of notes and interest                                  562,511                     -
Common stock issued for GIG acquisition                                                   146,720                     -

See notes to consolidated financial statements.

IFS International holdings, Inc. and Subsidiaries


Notes to Consolidated
Financial Statements (Unaudited)

Note 1 - Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS") and Network Controls International, Inc., a North Carolina Corporation ("NCI"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of July 31, 2001, the consolidated statements of operations for the three months ended July 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended July 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments that include only normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows at July 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended April 30, 2001. The results of operations for the periods ended July 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

Note 2 - Change in Accounting Policy

During the quarter ended January 31, 2001, the Company changed its revenue recognition policies to conform with guidelines of Staff Account Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission retroactive to May 1, 2000. This change in accounting resulted in a charge of approximately $2,400,000 reflecting the effect of the change in accounting policies with regard to revenues previously recognized through April 30, 2000. The primary impact of adopting SAB 101 is the effective deferral of revenue recognition from software licenses. In accordance with SAB 101, we now record revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. Previously, we accounted for the sale of software licenses upon delivery of core software, provided that the fees were fixed or determinable and collection was probable. To date approximately $755,000 of the charge has been recorded as revenue, of which approximately $232,000 has been recorded in the current period.

Note 3 - Write Offs of Software Development Costs and Intangibles

In January 2001, we wrote down capitalized software development costs related to the NCI Business Centrea product. Such costs, which approximated $1,400,000, were deemed to be impaired as circumstances indicated that the carrying value was not fully recoverable.

In January 2001, we wrote down the carrying value of the excess of cost over fair value of net assets of business acquired related to the purchase of Network Controls International, Inc. The delay in the acceptance of the Business Centrea product, coupled with the decline in revenues related to legacy based NCI products, indicated that the carrying value of the intangible asset was impaired. As such, we wrote down the carrying value by approximately $1,100,000. The remaining carrying value of the intangible asset approximates $1,000,000 at July 31, 2001. Concurrent with the asset writedown, we revised the amortization period of the remaining costs from approximately five years to three years to coincide with estimated remaining cash flows from NCI's legacy based products.

Note 4 - Acquisitions

On-Point Technology

On May 22, 2000, we entered into an Asset Purchase Agreement with On-Point Technology Systems, Inc., and a related entity for the purchase of certain assets, including shares of a UK Company in the development stages. We issued 20,179 shares of our common stock with a market value of $90,000. Depending upon certain adjustments, we presently estimate that an additional 112,000 to 118,000 shares will be issued pursuant to terms in the agreement. We did not regard this acquisition as material. As further discussed in Note 7, in June 2001, we entered into an agreement to sell these assets to a licensee, for an amount in excess of our purchase price.

Global Insight Group LTD

In December 1999, the Company acquired Global Insight Group, Ltd. (GIG), a corporation organized and existing under the laws of the United Kingdom. GIG provides computer system support, maintenance and consulting services. The Company acquired all of the outstanding shares of capital stock of GIG initially in exchange for three shares of the Company's common stock.

The acquisition of GIG was accounted for as a purchase and the operating results of GIG were included in the consolidated financial statements commencing December 1999. The accounts and operations of GIG were not material.

The GIG acquisition agreement, as amended, provides for the issuance of additional shares based upon the net earnings of GIG (as defined) for the calendar year ended December 31, 2000. Additional shares issued pursuant to the financial performance of GIG are recorded as purchase costs.

The Company is contingently liable to issue shares of common stock based upon the net earnings, as defined, of GIG for the year ending December 31, 2000. Based on submitted documents, approximately 432,000 shares are issuable in this connection as of July 31, 2001. The Company at this moment has presumed that the shares are issued.

Network Controls International, Inc.

In January 1998, we merged with Network Controls International, Inc. (NCI) pursuant to a plan and merger agreement. We acquired all of the outstanding shares of capital stock of NCI initially in exchange for cash and preferred stock plus additional contingent consideration. Pursuant to the acquisition agreement, additional common shares were issuable based upon the financial performance of NCI for the three years ending April 30, 1999, 2000 and 2001 and during the three-year period ending April 30, 2001.

The acquisition was accounted for as a purchase. Issuances under the earn out provision were treated as additional purchase costs.

In September 2000 we issued 585,511 shares of our common stock to Per Olof Ezelius for the financial performance of NCI for the fiscal year ended April 30, 2000. At the same time, we entered into an agreement with Mr. Ezelius that terminated the rights of Mr. Ezelius to receive any additional contingent shares in future years.

A total of 1,637,227 shares were ultimately issued based upon the earn out provisions of the merger agreement. In January 2001, the excess of costs over fair value of net assets of business acquired attributable to the NCI acquisition were written down to expected cash flows of the acquired business (See Note 3).

Note 5 - Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS 128 establishes standards for computing and presenting EPS. The statement replaced the presentation of Primary EPS with a presentation of Basic EPS, and Fully Diluted EPS with Diluted EPS. Potential common shares are excluded from the computation if their effect is anti-dilutive as was the case for the three months ended July 31, 2000.

Note 6 - Recent Accounting Pronouncements

In July 2001, FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and its financial position.

Note 7 - e-Point International

In June 2001, we entered into an agreement to sell the assets of On-Point Technology Systems, Inc. (On-Point) to e-Point International (e-Point). The primary asset sold was our rights to a brand name acquired from On-Point. The terms of the sale require that the purchase price be paid to us in December 2001. The gain on the sale of the On-Point assets is not expected to be material and recognition has been deferred until payment is received.

In a separate transaction, we entered into (among others) a multiple software license, maintenance and service agreements with e-Point.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adequate financing, (v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, and (vii) acceptance of new products including PosPay and NCI Business Centre a by a significant number of new customers.

Introduction

We derive revenues principally from licensing and installation of software products. We also derive consulting or service revenues and maintenance fees, related to the software products.

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

We also derive recurrent revenues from furnishing maintenance services to our customers for our products. We may also receive additional revenues for additional training of customer personnel and for consulting services. We generally receive annual fees at the beginning of the contract for maintenance services. These fees are initially reflected as deferred revenues and are recognized ratably during the contract year.

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

In January 2001, we changed our revenue recognition policies to conform with guidelines of Staff Accounting Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission. Commencing with that quarter, we record revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. The percentage of completion method records revenues as measured by estimates of the progress as determined by costs incurred. This change in policy was made retroactive to the commencement of our fiscal year ended April 30, 2001 (sometimes referred to as "fiscal year 2001"). Therefore, some revenues recorded in periods previous to the third quarter of fiscal year 2001 were deferred to future periods including $1,300,000 for the first two quarters of fiscal 2001 and an adjustment as of May 1, 2000 of $2,400,000 reflecting the deferral of revenues recorded for our fiscal year ended April 30, 2000 (sometimes referred to as "fiscal year 2000").

NCI's policy was consistent with SAB 101 as it recognizes software license revenue upon installation and hardware revenues upon shipment.

A substantial majority of IFS Subsidary sales are, and will continue to be, made outside of the United States.

Results of Operations

Total revenues of $4,093,924 for the quarter ended July 31, 2001 represent an increase of $1,650,775 or 67.6%, from total revenues of $2,443,149 for the quarter ended July 31, 2000. The increase in total revenues is primarily a result of an increase in software license and installation contract fees from both subsidiaries. Of these revenues, $2,000,000 resulted from a multiple license sale to a single customer which were immediately recognized because we were not obligated to perform additional services. Total revenues for NCI of $721,807 for the quarter ended July 31, 2001 represent an increase of $175,188 or 32.0%, over total revenues of $546,619 for the quarter ended July 31, 2000. Total revenues for IFS International, Inc. of $3,372,117 for the quarter ended July 31, 2001 represents an increase of $1,475,587 or 77.8% from total revenues of $1,896,530 for the quarter ended July 31, 2000.

Software license and installation contract fees increased by $1,461,367 or 98.4% to $2,946,353 during the three months ended July 31, 2001 as compared to $1,484,986 for the three months ended July 31, 2000.

The increase in software license and installation contract fees is primarily a result of an increase in sales of software license fees from our IFS subsidary. The increase in NCI's software license and installation contract fees was primarily due to the continued demand for NCI's legacy products. NCI's anticipates revenues will increase in the future as a result of the newly released Customer Relationship Management (CRM) business channel of NCI Business Centre(TM).

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 93.7% of total revenues for the three months ended July 31, 2001 as compared to 61.4% for the three months ended July 31, 2000. We expect total revenues from foreign countries to remain a significant portion of our revenues in the future. However, we also expect revenues from domestic markets to increase.

Gross profit, expressed as a percentage of total revenues, increased to 81.1% for the quarter ended July 31, 2001, as compared to 71.8% for the quarter ended July 31, 2000 because substantial revenues were derived from a sale which did not have material costs associated with it.

The excess of cost over fair value of net assets of business acquired in the NCI acquisition is approximately $1,000,000 at July 31, 2001 net of accumulated amortization and write downs (See Note 3 to the Consolidated Financial Statements). As a result of the sooner than expected decline in revenues derived from NCI legacy migration products, we wrote down the excess costs to the present value of future cash flows associated with the products. The write down of the intangible asset approximated $1,100,000. Additionally, we decreased the amortization period of the intangible asset. The remaining intangible asset will be amortized on a straight-line basis over the next 39 months. Amortization expense for the three months ended July 31, 2001 and 2000 was $93,155 and $51,819 respectively.

Software costs capitalized for the quarter ended July 31, 2001 were approximately $95,000 as compared to approximately $240,000 for the quarter ended July 31, 2000. Capitalized software costs in the prior quarter ended July 31, 2000, relate to costs incurred with respect to both IFS' electronic funds transfer software technology and NCI' Business Centre(TM) product. Due to the slower than anticipated acceptance of NCI's Business Centre(TM) product, we wrote off capitalized software costs that approximated $1,400,000 in the prior fiscal year's third quarter. This represents all previously capitalized software costs associated with the Business Centre(TM) product. All current and future costs associated with the Business Centre(TM) product are expensed in the period incurred. Remaining capitalized costs are being amortized on a straight-line basis over the estimated five-year marketing lives of the current electronic funds transfer software versions.

Net income was $652,784 for the quarter ended July 31, 2001, as compared with net loss of $786,139 for the quarter ended July 31, 2000. The increase resulted from factors set forth above.

The Company has net operating loss carryforwards of approximately $11,000,000 as of April 30, 2001. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit of $4,075,488 at April 30, 2001 decreased to a deficit of $3,075,911 at July 31, 2001. The decrease in the deficit was primarily a result of an increase in trade accounts receivable of $1,040,000 and decreases in several categories of current liabilities.

We have historically depended upon cash flow from operations to finance our current working capital requirements. The liquidity issues which developed over reduction in receipts at the end of the fiscal year 2001 continued in the quarter ended July 31, 2001. As a result of the capital shortage we have conserved working capital by deferment of payments to vendors. As a result we have defaulted on certain payment obligations. We anticipate substantial license fees will be received by the end of September 2001, including amounts due under the multiple license sale discussed above. While amounts due under the multi sale license agreement are currently delinquent, management believes collection of the license fee is imminent. At that point we believe we will be able to rely on our cash flow from operations.

Working capital advances of $50,000 were received from officers during the quarter.

Certain of the Company's long-term debt obligations require compliance with financial and non-financial covenants. The Company is in violation of certain of these covenants and the underlying debt has been classified as current.

Our liquidity problems have arisen and future liquidity problems may arise in part from the timing of the cash payment for our installations. We are required to make substantial expenditures for installation prior to payment. As a result, we are required to fund a portion of the costs of configuration and installation of these products from available capital. Any substantial increase in the number of installations or delay in payment could create working capital shortages. We have and may in the future also expend significant funds in anticipation of performance of new contracts or business opportunities by retaining sales and other personnel. If such new contracts or anticipated business opportunities are delayed or if any contracts are terminated or new business opportunities are cancelled or acceptance of product delayed, we may experience working capital shortages. In any of these events, we may have a need for additional financing for current operations. We may seek alternative sources of financing to assist us with our working capital needs and to implement expansion plans, which cannot be financed out of revenues. In these circumstances we would first look to strategic investments by our customers, distributors and partners prior to other investment vehicles. There, however, can be no assurance that additional financing requirements for operations or expansion will be available on terms acceptable to us if at all.

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


INFLATION

We have not experienced any meaningful impact on its sales or costs as the result of inflation.

IFS International holdings, Inc. and SubsidiarIES

                           Part II - Other Information

Item 2  -   Changes in Securities

(a) A total of 623,123 shares of our common stock have been issued pursuant to partial conversions of our Series B preferred stock, our Series 2001 preferred stock and convertible notes. We believe the issuance of these securities was exempt from the registration requirements of the Act pursuant to section 3(a)(9) thereof.

(b) A total of 431,529 shares of our common stock were issued in June 2001 pursuant to an stock purchase agreement. We believe the issuance of these securities was exempt from the registration requirements of the Act pursuant to section 4(2) thereof.


Item 4 -   Submission of Matters to a Vote of Security Holders

On May 21, 2001 we held our annual meeting for fiscal year 2000. All nominees for directors were elected at votes ranging from 3,345,443, for and 69,352 against. Also we approved the appointment of Urbach Kahn & Werlin LLP as our auditors for fiscal year 2001 at votes ranging from 3,397,453, for 12,242 against and 5,100 abstained.

                                    Signature



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date: September 19, 2001            IFS International Holdings, Inc.
  By:

  /s/ Simon J. Theobald
  -----------------------------
  Simon J. Theobald
  Chairman and Chief Executive Officer


  /s/ Carmen A. Pascuito
  -----------------------------
  Carmen A. Pascuito
  CFO and Secretary