Form 10QSB/A
period 2001-07-31
IFS INTERNATIONAL HOLDINGS INC
filed 2001-09-21
CIK 808310

================================================================================
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                IFS International holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                      Three             Three
                                                                      Months            Months
                                                                      Ended             Ended
                                                                   July 31, 2001     July 31, 2000
                                                                 ------------------ -----------------
Revenues:
   Software license and installation contract fees                 $2,946,353         $1,484,986
   Service and maintenance revenue                                  1,141,299            945,321
   Hardware sales                                                       6,272             12,842
                                                                 ------------------ -----------------
                                                                    4,093,924          2,443,150
                                                                 ------------------ -----------------
Cost of Revenues:
   Software license and installation contract fees                    323,635            452,028
   Service and maintenance revenue                                    451,009            234,177
   Hardware sales                                                         287              1,712
                                                                 ------------------ -----------------
Gross profit                                                        3,318,993          1,755,232
                                                                 ------------------ -----------------
Operating expenses:

   Research and development                                           512,632            436,000
   Salaries                                                           815,962            804,919
   Rent and occupancy                                                 167,166            146,893
   Selling, general and administrative                                921,029            973,343
   Other                                                              174,580            126,028

                                                                 ------------------ -----------------
                                                                    2,591,369          2,487,183
                                                                 ------------------ -----------------
Income (loss) from operations                                         727,624           (731,951)



Other income (expense):
   Interest expense                                                   (94,108)           (75,011)
   Interest income                                                        263             24,819
   Other                                                               19,005              4,714
                                                                 ------------------ -----------------
Income (loss) before income taxes                                     652,784           (777,429)

Provision for income taxes                                                  -             (8,710)
                                                                 ------------------ -----------------

Net (loss) income                                                    $652,784          $(786,139)
                                                                 ================== =================

                                                                 ------------------ -----------------
Basic income (loss) per common                                          $0.09        $     (0.19)
                                                                 ------------------ -----------------
Weighted average common shares outstanding                          7,659,000          4,072,000
                                                                 ------------------ -----------------
Diluted income (loss) per common share                                  $0.06        $     (0.19)
                                                                 ------------------ -----------------
Weighted average common and common equivalent shares
outstanding                                                        11,282,000          4,992,000
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

  Date: September 21, 2001            IFS International Holdings, Inc.
  By:

  /s/ Simon J. Theobald
  -----------------------------
  Simon J. Theobald
  Chairman and Chief Executive Officer


  /s/ Carmen A. Pascuito
  -----------------------------
  Carmen A. Pascuito
  CFO and Secretary