Form 10QSB
period 2001-10-31
IFS INTERNATIONAL HOLDINGS INC
filed 2001-12-21
CIK 808310

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

                 For the Quarterly Period ended October 31, 2001

                                       or

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

     Common Stock, $.001 par value, 8,685,027 shares outstanding as of November 30, 2001.


================================================================================



                IFS International holdings, Inc. and Subsidiaries


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
October 31, 2001 (unaudited) and April 30, 2001.............................2-3

Consolidated Statements of Operations,
three months and six months ended October 31, 2001 and 2000 (unaudited).......4

Consolidated Statements of Cash Flows,
six months ended October 31, 2001 and 2000 (unaudited)........................5

Notes to Consolidated Financial Statements (unaudited)......................6-8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations..............................9-12


                           Part II. Other Information


Item 1.  Legal Proceedings..................................................13

Item 2.  Changes in Securities..............................................13

Item 3.  Defaults Under Senior Securities ..................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

Item 5.  Other Information..................................................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                IFS International holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                              October 31,        April 30,
                                                                                 2001              2001
                                                                              (Unaudited)
                                                                            ----------------- -----------------
ASSETS

CURRENT ASSETS
   Cash                                                                         $155,544          $116,552
   Trade accounts receivable, net                                              3,031,702         2,468,329
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                    258,887            47,675
   Other receivables                                                              48,280           277,120
   Other current assets                                                          524,847           360,861
   Inventory                                                                      31,228            43,903
                                                                            ----------------- -----------------
      Total current assets                                                     4,050,488         3,314,440
                                                                            ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                                      2,225,171         2,365,149
                                                                            ----------------- -----------------
OTHER ASSETS
   Capitalized software costs, net                                               685,249           470,680
   Excess of cost over fair value of net assets of business acquired, net        931,626         1,117,854
   Investments                                                                   107,983           107,982
   Other                                                                         406,900           483,125
                                                                            ----------------- -----------------
      Total other assets                                                       2,131,758         2,179,641
                                                                            ----------------- -----------------
                                                                              $8,407,417        $7,859,230
                                                                            ================= =================

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                  October 31,            April 30,
                                                                                      2001                 2001
                                                                                  (Unaudited)
                                                                               -------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities
   Current maturities of long term debt                                                $299,172           $2,308,819
   Accounts payable                                                                   1,278,907              769,188
   Accrued compensation and related liabilities                                         855,381              552,136
   Other accrued expenses                                                               891,202            1,162,340
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                                1,505,546            1,450,416
   Deferred revenue and customer deposits                                               938,069            1,147,029
                                                                               -------------------- ---------------------
      Total current liabilities                                                       5,768,277            7,389,928
Long term Liabilities
   Long term debt                                                                     1,917,475                    -
   Other long term liabilities                                                                -              310,000
                                                                               -------------------- ---------------------
       Total liabilities                                                              7,685,752            7,699,928
                                                                               -------------------- ---------------------
shareholders' equity
   Preferred stock, $.001 par value; 25,000,000 shares authorized:
    Series B, 162,000 and 173,000 shares issued and outstanding
     liquidation preference $11.50 per share                                                162                  173
    Series 2000-1, 533,994 and 597,994 shares issued and
outstanding,                                                                                534                  598
     liquidation preference $2.50 per share
   Common stock $.001 par value; 50,000,000 shares
     authorized: 8,685,027 and 6,777,324 shares issued                                    8,687                6,778
   Additional paid-in capital                                                         17,408,693          16,790,553
   Accumulated deficit                                                               (16,665,004)        (16,590,425)
   Accumulated other comprehensive (loss)                                                (21,107)            (38,075)
                                                                               -------------------- ---------------------
                                                                                           731,965           169,602
Less treasury stock, 5,000 shares, at cost                                                 (10,300)          (10,300)
                                                                               -------------------- ---------------------
Total shareholders' equity                                                                 721,665           159,302
                                                                               -------------------- ---------------------
                                                                                        $8,407,417        $7,859,230
                                                                               ==================== =====================

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                               Six             Six             Three           Three
                                                             Months           Months          Months           Months
                                                              Ended           Ended            Ended           Ended
                                                           October 31,     October 31,      October 31,     October 31,
                                                              2001             2000            2001             2000
                                                         ---------------- --------------- ---------------- ---------------

Revenues:
   Software license and installation contract fees         $4,654,870       $2,773,022      $1,708,517       $1,288,036
   Service and maintenance revenue                          2,332,968        1,969,046       1,191,669        1,023,724
   Hardware sales                                              43,614           48,814          37,342           35,972
                                                         ---------------- --------------- ---------------- ---------------
                                                            7,031,452        4,790,882       2,937,528        2,347,732
                                                         ---------------- --------------- ---------------- ---------------
Cost of Revenues:
   Software license and installation contract fees            739,799          521,860         416,164           69,832
   Service and maintenance revenue                            950,632          633,967         499,623          399,790
   Hardware sales                                              12,324            9,582          12,037            7,869
                                                         ---------------- --------------- ---------------- ---------------
Gross profit                                                5,328,697        3,625,473       2,009,704        1,870,241
                                                         ---------------- --------------- ---------------- ---------------
Operating expenses:
   Research and development                                   899,531          691,765         386,899          255,765
   Salaries                                                 1,732,734        1,699,959         916,772          895,040
   Rent and occupancy                                         299,549          305,272         132,383          158,379
   Selling, general and administrative                      1,831,650        1,839,310         910,621          865,967
   Other                                                      349,992          304,536         175,412          178,508
                                                         ---------------- --------------- ---------------- ---------------
                                                            5,113,456        4,840,842       2,522,087        2,353,659
                                                         ---------------- --------------- ---------------- ---------------
Income (loss) from operations                                 215,241       (1,215,369)       (512,383)        (483,418)

Other income (expense):
   Interest expense                                          (138,004)        (192,603)        (43,896)        (117,592)
   Interest income                                                575           49,105             312           24,286
   Other                                                       18,014          159,984            (968)         155,270
                                                         ---------------- --------------- ---------------- ---------------
Net income (loss) from continuing operations before
   income taxes                                                95,826       (1,198,883)       (556,935)        (421,454)

Provision (benefit) for income taxes                              (23)          60,382               -           51,672
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------

Income (loss) from continuing operations                       95,849       (1,259,265)       (556,935)        (473,126)
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------

Loss from discontinued operations                            (170,428)            -           (170,428)            -
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------

Net loss                                                     $(74,579)    $(1,259,265)       $(727,363)       $(473,126)
                                                         ================ =============== ================ ===============
                                                         ================ =============== ================ ===============

Basic income (loss) per common share from continuing
operations                                                      $0.01           $(0.30)         $(0.07)          $(0.11)
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------
Weighted average common shares outstanding                  8,062,000        4,257,000       8,467,000        4,444,000
                                                         ---------------- --------------- ---------------- ---------------
Diluted loss per common share from continued operations
                                                                $0.00           $(0.30)         $(0.02)          $(0.11)
                                                         ---------------- --------------- ---------------- ---------------
Weighted average common and common equivalent shares
outstanding                                                27,535,000        4,257,000      27,939,000        4,444,000
                                                         ---------------- --------------- ---------------- ---------------
Basic loss per common share                                    $(0.01)          $(0.30)         $(0.09)          $(0.11)
                                                         ---------------- --------------- ---------------- ---------------
Diluted loss per common share                                  $(0.00)          $(0.30)         $(0.03)          $(0.11)
                                                         ---------------- --------------- ---------------- ---------------

See notes to consolidated financial statements.

                IFS International holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Six Months Ended     Six Months Ended
                                                                                      October 31, 2001     October 31, 2000
                                                                                     -------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                $(74,579)          $(1,259,265)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                                          494,542               604,610
   Amortization of discount on notes payable                                                2,402                60,300
   Loss on disposition of subsidiary                                                      170,428                     -
  Changes in assets and liabilities:
   Inventory                                                                               12,675                33,589
   Trade accounts receivable, net                                                        (563,373)             (325,830)
   License fees receivable                                                                       -             (692,416)
   Costs, estimated earnings and billings on uncompleted contracts                       (156,082)             (191,454)
   Other current assets                                                                  (111,469)              (91,121)
   Other receivables                                                                      228,840                     -
   Accounts payable                                                                       504,428              (175,282)
   Accrued expenses                                                                       107,365                37,881
   Deferred revenue and customer deposits                                                (208,960)                9,660
                                                                                     -------------------- --------------------
     Net cash provided by (used in) operating activities                                  406,217            (1,989,328)
                                                                                     -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                                                                      (58,928)             (207,380)
 Acquisition of treasury stock                                                                  -               (10,300)
 Acquisition of e-Point                                                                         -               (10,000)
 Capitalized software and license costs                                                  (323,977)             (611,122)
                                                                                     -------------------- --------------------
     Net cash used in investing activities                                               (382,905)             (838,802)
                                                                                     -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt                                                     (28,033)              (53,167)
 Net repayments on officers advances                                                     (135,000)                    -
 Proceeds from issuance of note payable                                                    50,000                     -
 Proceeds from line of credit                                                             108,750                     -
 Proceeds from issuance of stock                                                            3,000             1,401,645
                                                                                     -------------------- --------------------
     Net cash provided by (used in) financing activities                                   (1,283)            1,348,478
                                                                                     -------------------- --------------------

Effect of exchange rate changes on cash                                                    16,963                  (548)
                                                                                     -------------------- --------------------
Increase (decrease) in cash                                                                38,992            (1,480,200)

Cash:
 Beginning of year                                                                        116,552             2,382,279
                                                                                     -------------------- --------------------
 End of period                                                                           $155,544              $902,079
                                                                                     ==================== ====================

Supplemental Disclosures of Cash Flow Information
------------------------------------------------------------------------------------ -------------------- --------------------
Cash paid during the six months for:
Interest                                                                                   $83,819              $96,413
Taxes                                                                                        5,628               26,305
==================================================================================== ==================== ====================
Supplemental Disclosures of Cash Flow Information-Non-Cash Investing and Financing Activities
------------------------------------------------------------------------------------ -------------------- --------------------
Common stock issued as additional consideration for acquisition
  of Network Controls International, Inc.                                                        -           $1,241,283
Common stock issued for conversion of notes, interest and other liabilities               470,258               263,000
Common stock issued for debt elimination                                                        -               268,750
Common stock issued for e-Point acquisition                                                     -                90,000
Common stock issued for GIG acquisition                                                   146,720                     -

See notes to consolidated financial statements.

IFS International Holdings, Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS") and Network Controls International, Inc., a North Carolina Corporation ("NCI"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of October 31, 2001, the consolidated statements of operations for the three and six months ended October 31, 2001 and 2000 and the consolidated statements of cash flows for the six months ended October 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments that include only normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows at October 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended April 30, 2001. The results of operations for the periods ended October 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

Note 2 - Change in Accounting Policy

During the quarter ended January 31, 2001, the Company changed its revenue recognition policies to conform with guidelines of Staff Account Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission retroactive to May 1, 2000. This change in accounting resulted in a charge of approximately $2,400,000 reflecting the effect of the change in accounting policies with regard to revenues previously recognized through April 30, 2000. The primary impact of adopting SAB 101 is the effective deferral of revenue recognition from software licenses. In accordance with SAB 101, we now record revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. Previously, we accounted for the sale of software licenses upon delivery of core software, provided that the fees were fixed or determinable and collection was probable. To date approximately $1,372,000 of the charge has been recorded as revenue, of which approximately $849,000 has been recorded in the current period.

Note 3 - Write Offs of Software Development Costs and Intangibles

In January 2001, we wrote down capitalized software development costs related to the NCI Business Centre(TM) product. Such costs, which approximated $1,400,000, were deemed to be impaired as circumstances indicated that the carrying value was not fully recoverable.

In January  2001,  we also wrote down the  carrying  value of the excess of cost over fair value of net assets of business acquired related to the purchase of Network Controls International, Inc. The delay in the acceptance of the Business Centre(TM) product, coupled with the decline in revenues related to legacy based NCI products, indicated that the carrying value of the intangible asset was impaired. As such, we wrote down the carrying value by approximately $1,100,000. The remaining carrying value of the intangible asset approximates $900,000 at October 31, 2001. Concurrent with the asset writedown, we revised the amortization period of the remaining costs from approximately five years to three years to coincide with estimated remaining cash flows from NCI's legacy based products.

Note 4 - Acquisitions

On-Point Technology

On May 22, 2000, the Company purchased the assets of On-Point Technology Systems, Inc., and a related entity in an Asset Purchase Agreement. The asset purchase included shares of a UK Company in the development stages. We issued 20,179 shares of our common stock with a market value of $90,000. Depending upon certain adjustments, we presently estimate that an additional 112,000 to 118,000 shares will be issued pursuant to terms in the agreement. We did not regard this acquisition as material. As further discussed in Note 7, in June 2001, we entered into an agreement to sell these assets to a licensee, for an amount in excess of our purchase price.

Global Insight Group LTD

In December 1999, the Company acquired Global Insight Group, Ltd. ("GIG"), a corporation organized and existing under the laws of the United Kingdom. GIG provides computer system support, maintenance and consulting services. The Company acquired all of the outstanding shares of capital stock of GIG initially in exchange for three shares of the Company's common stock.

The acquisition of GIG was accounted for as a purchase and the operating results of GIG were included in the consolidated financial statements commencing December 1999. The accounts and operations of GIG were not material.

The GIG acquisition agreement, as amended, provided for the issuance of additional shares based upon the net earnings of GIG (as defined) for the calendar year ended December 31, 2000. Additional shares issued pursuant to the financial performance of GIG are recorded as purchase costs.

In 2001, the Company issued an additional 431,529 shares of common stock based upon the net earnings, as defined, of GIG for the year ending December 31, 2000.

On October 31, 2001 the Company entered into a Termination Agreement wherein the ownership of GIG was transferred back to the original GIG principals. The agreement called for the termination of the Stock Purchase Agreement as amended, dated December 6, 1999, the transfer of three GIG shares back to the original GIG principals, the transfer of 431,532 common shares back to IFS International Holdings and a payment to GIG of $52,500. The 431,532 shares are being held in escrow until the $52,500 payment is made.

The operating results of GIG have been included in the consolidated financial statements through September 30, 2001. GIG's net loss was $34,252 and $226,584 for the three and five-month periods ended July 31, 2001 and September 30, 2001, respectively.

Network Controls International, Inc.

In January 1998, the Company merged with Network  Controls  International,  Inc.
(NCI) pursuant to a plan and merger agreement. The Company acquired all of the outstanding shares of capital stock of NCI initially in exchange for cash and preferred stock plus additional contingent consideration. Pursuant to the acquisition agreement, additional common shares were issuable based upon the financial performance of NCI for the three years ending April 30, 1999, 2000 and 2001.

The acquisition was accounted for as a purchase. Issuances under the earn-out provision were treated as additional purchase costs.

In September 2000 we issued 585,511 shares of our common stock to Per Olof Ezelius for the financial performance of NCI for the fiscal year ended April 30, 2000. At the same time, we entered into an agreement with Mr. Ezelius that terminated the rights of Mr. Ezelius to receive any additional contingent shares in future years.

A total of 1,637,227 shares were ultimately issued based upon the earn-out provisions of the merger agreement. In January 2001, the excess of costs over fair value of net assets of business acquired attributable to the NCI acquisition were written down to expected cash flows of the acquired business (See Note 3).

Note 5 - Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS 128 establishes standards for computing and presenting EPS. Potential common shares are excluded from the earnings per share computation if their effect is anti-dilutive.

Note 6 - Recent Accounting Pronouncements

In July 2001, FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. FAS 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and its financial position.

Note 7 - e-Point International

In June 2001, the Company entered into an agreement to sell the assets of On-Point Technology Systems, Inc. ("On-Point") to e-Point International ("e-Point"). The primary asset sold was the Company's right to a brand name acquired from On-Point. The terms of the sale require that the purchase price be paid in December 2001. As of December 21, 2001, this remains unpaid. In a separate transaction, the Company entered into (among others) a multiple software license, maintenance and service agreements with e-Point.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following: general economic conditions, competitive market influences, the development of the capacity to accommodate additional and larger contracts, adequate financing, continued acceptance of the Company's software products by a significant number of new customers, the Company's continued relationship with computer manufacturers, and acceptance of new products including PosPay and NCI Business Centre (TM) by a significant number of new customers.

Introduction

The Company derives revenues from the licensing and installation of software products, consulting or service fees and maintenance fees, related to the software products.

The preparation of functional specifications, customization, installation of TPII and TP-CMS software products and the training of our customers personnel in the use of the products, takes an average of six to nine months. The timing is dependent upon acceptance of the electronic funds transfer ("EFT") system by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pay 30% to 50% of the contract price upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation for its Legacy product. Business Centre(TM) customers typically pay one third upon signing, one third upon delivery and one third upon customer acceptance.

The Company derives recurrent revenues from furnishing maintenance services to our customers for our products. We may also receive additional revenues for additional training of customer personnel and for consulting services.
Maintenance fees are generally received annually, at the beginning of the contract period. These fees are initially recorded as deferred revenue and are recognized ratably over the contract period.

Prior to November 1, 2000, the Company recognized fees from licenses sales as revenue upon delivery of core software, provided the fees were determinable, collection was probable and payment of the license fees was not dependent upon the performance of the consulting services. In instances where these criteria were not met, both the license and consulting fees were recognized under the percentage of completion method of contract accounting.

In January 2001, the IFS subsidiary changed its revenue recognition policies to conform to guidelines of Staff Accounting Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission. Commencing with that quarter ended January 31, 2001; we record revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. The percentage of completion method records revenues as measured by estimates of the progress as determined by costs incurred. This change in policy was made retroactive to the commencement of our fiscal year ended April 30, 2001 (sometimes referred to as "fiscal year 2001"). Certain revenues recorded prior to the third quarter of fiscal year 2001 were deferred to future periods. This includes $1,300,000 of revenues recorded during the first half of fiscal 2001. As of May 1, 2000, an adjustment of $2,400,000 was made reflecting the deferral of revenues recorded in the fiscal year ended April 30, 2000.

NCI's policy was consistent with SAB 101 as it recognizes software license revenue upon installation and hardware revenues upon shipment.

A substantial majority of IFS Subsidary revenues are, and will continue to be, derived from customers outside of the United States.

Results of Operations

Total revenues of $2,937,528 for the quarter ended October 31, 2001 represent an increase of $589,796 or 25.1%, from total revenues of $2,347,732 for the quarter ended October 31, 2000. Total revenues of $7,031,452 for the six months ended October 31, 2001 represent an increase of $2,240,574 for 46.8%, over total revenues of $4,790,882 for the six months ended October 31, 2000. The increase in total revenues is primarily a result of an increase in software license and installation contract fees and service and maintenance revenue partially offset by a slight decrease in hardware revenue from both subsidiaries. Included in IFS International's software license and installation contract fees is $2,000,000 that resulted from a multiple license sale to a single customer. The revenue was recognized because there was no obligation to perform additional services. NCI's total revenue was $1,490,998 for the quarter ended October 31, 2001; this represents an increase of $814,929 or 120.5%, over total revenues of $676,069 for the quarter ended October 31, 2000. Total revenues for NCI of $2,212,805 for the six months ended October 31, 2001 represent an increase of $990,117 or 81.0%, over total revenues of $1,222,688 for the six months ended October 31, 2000. IFS total revenue was $1,446,530 for the quarter ended October 31, 2001; this represents a decrease of $225,133 or 13.5%, over total revenues of $1,671,633 for the quarter ended October 31, 2000. Total revenues from our IFS subsidiary of $4,818,647 for the six months ended October 31, 2001 represent an increase of $1,250,454 or 35.0%, over total revenues of $3,568,193 for the six months ended October 31, 2000.

Consolidated, software license and installation contract fees increased by $1,881,848 or 67.9% to $4,654,870 during the six months ended October 31, 2001 as compared to $2,773,022 for the six months ended October 31, 2000.

The increase in software license and installation contract fees is primarily a result of an increase in sales of software license fees from both NCI and IFS subsidiaries. The increase in NCI's software license and installation contract fees was primarily due to the continued demand for NCI's legacy products. NCI anticipates revenues will increase in the future as a result of the newly released Customer Relationship Management (CRM) business channel of NCI Business Centre(TM). The increase in IFS software license and installation contract fees was primarily due to the $2,000,000 multiple license sale to a single customer, as mentioned above. IFS anticipates revenues will increase in the future as a result of their forthcomming release of their Card Management System, TP-CMS(TM) from the IFS subsidiary.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 66.2% of total revenues for the three months ended October 31, 2001 as compared with 81.4% for the three months ended October 31, 2000. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 82.2% of total revenues for the six months ended October 31, 2001 as compared to 71.1% for the six months ended October 31, 2000. We expect total revenues from foreign countries to remain a significant portion of our revenues in the future. However, we also expect revenues from domestic markets to increase due to the release of NCI's Business Centre(TM).

Gross profit, as expressed as a percentage of total revenues, decreased to 68.4% for the quarter ended October 31, 2001, as compared to 79.7% for the quarter ended October 31, 2000. Gross profit, expressed as a percentage of total revenues, remained virtually unchanged at 75.8% for the six months ended October 31, 2001, as compared with 75.7% for the six months ended October 31, 2000. Gross profit, expressed as a percentage of total revenues, decreased for the three months ended October 31, 2001 primarily due to a 24.5% decreased gross profit in the IFS subsidiary as partially offset by a slight increase in the NCI subsidiary in the current quarter.

The excess of cost over fair value of net assets acquired in the NCI acquisition is approximately $900,000 at October 31, 2001 net of accumulated amortization and write downs (See Note 3 to the Consolidated Financial Statements). As a result of the sooner than expected decline in revenues derived from NCI legacy migration products, we wrote down the excess costs to the present value of future cash flows associated with the products. The write down of the intangible asset approximated $1,100,000. Additionally, we decreased the amortization period of the intangible asset remaining. The remaining intangible asset is being amortized on a straight-line basis over 39 months. Amortization expense for the three-month periods ended October 31, 2001 and 2000 was $93,114 and $94,264 respectively. Amortization expense for the six-month periods ended October 31, 2001 and 2000 was $186,228 and $146,083 respectively.

Capitalized software costs for the quarter ended October 31, 2001 were $225,732 as compared to $363,723 for the quarter ended October 31, 2000. Software costs capitalized for the six months ended October 31, 2001 were $323,977 as compared to $606,074 for the six months ended October 31, 2000. Capitalized software costs in the period ended October 31, 2000, relate to costs incurred with respect to both IFS' electronic funds transfer software technology and NCI' Business Centre(TM) product. Due to the slower than anticipated acceptance of NCI's Business Centre(TM) product, the Company wrote off capitalized software costs that approximated $1,400,000 in the prior fiscal year's third quarter that represents all previously capitalized software costs associated with the Business Centre(TM) product. Beginning February 2000, all costs associated with the Business Centre(TM) product are expensed in the period incurred. The remaining capitalized software costs pertain to the IFS subsidiary and are being amortized on a straight-line basis over the estimated five-year marketing lives of the current electronic funds transfer software versions.

Other income for the quarter ended October 31, 2000 reflects adjustments to royalties associated with the reselling of our TP-CMS products. The adjustments were made during the second quarter as a result of the modification of a reseller agreement reducing royalties that were accrued in prior periods.

The net loss was $727,363 for the quarter ended October 31, 2001, as compared to net loss of $473,126 for the quarter ended October 31, 2000. Net loss was $74,579 for the six months ended October 31, 2001 as compared with a loss of $1,259,265 for the six months ended October 31, 2000.

The Company has net operating loss carryforwards of approximately $11,000,000 as of April 30, 2001. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

We have included as income for the six-month period ended October 31, 2001 a receivable of approximately $2,000,000 due from e-point for the sale of multiple licenses by the IFS Subsidiary. Originally, this receivable was required to be paid in two installments of $1,000,000 each in June and September 2001. Due to a failure and delay of e-point's financing e-point has not paid this receivable and has entered into an alternative financing plan to pay the receivable, interest, penalties and other charges. The plans call for monthly payments and additional payments if e-points receives additional funds. We have received approximately $280,000 to date from e-point. e-Point has defaulted on its November installment of $175,000, which includes interest and penalties. of approximately $10,000. Management at this time has determined not to write off or reserve for any portion of this receivable because it is satisfied that payment is likely based upon: (i) reports provided by e-point of the status of its current financing efforts (ii) the history of payments in the past and (iii) the necessity of the licenses for e-point's future business. Should any of these conditions change, management will reassess its current position and in all likelihood, will write-off or reserve the full amount of any remaining receivable.

The Company's operations may be effected by its liquidity problems and cannot anticipate the full effect upon future results.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit of $4,075,488 at April 30, 2001 decreased to a deficit of $1,717,789 at October 31, 2001. The decrease in the deficit is primarily a result of a decrease in current maturities of long-term debt resulting from the reclassification of a mortgage note from current, at April 30, 2001, to long term at October 31, 2001. The mortgage was classified in the current category at April 30, 2001 as a result of the Company being in violation of certain covenants in the mortgage agreement. This was rectified during the second quarter when the Company obtained waivers from the lending institution for the covenant violations.

The Company has historically depended upon cash flow from operations to finance its current working capital requirements. The liquidity issues which developed due to a reduction in receipts at the end of the fiscal year 2001 continued through the quarter ended October 31, 2001. As a result of the capital shortage we have conserved working capital by deferring payments to vendors and as a result we have defaulted on significant payment obligations. We had anticipated substantial license fees would be received by the end of September 2001, primarily comprised of an amount due under the multiple license sale discussed above.

On October 7, 2001, the Company entered into an Alternative Payment Plan ("APP") with this customer that provided for, among other items, installment payments of $165,000 to be paid October 31, 2001 and the last day of each month thereafter for thirteenmonths. In addition, the APP also provides that in the event the customer receives any other funds through financing, operations, or any other means, then 50% of these funds will be used to repay the indebtedness to the Company up to amounts owed.

The failure to receive e-point installments as originally contemplated has compounded the Company's liquidity problem. A result of this and lack of cash flow from other sources the Company has taken significant steps to attempt to solve this problem. The Company has initiated cost cutting measures including eliminating over 35 jobs from the IFS subsidiary and the parent since October 31, 2001. The Company is continuing to seek financing from a variety of sources but has not yet made sufficient arrangements. If we are not successful in obtaining financing the Company may have to take additional steps.

Working capital advances of $50,000 and $199,900 were received from officers during the quarters ended July 31, 2001 and October 31, 2001, respectively. Additional amounts have been advanced in the third quarter.

The Company's liquidity problems have arisen and future liquidity problems may arise in part from the timing of the cash payment for our installations and the significant investment in the development of new products. We are required to make substantial expenditures for installation prior to payment. As a result, we are required to fund a portion of the costs of configuration and installation of these products from available capital. Any substantial increase in the number of installations or delay in payment could create working capital shortages. We have and may in the future also expend significant funds in anticipation of performance of new contracts or business opportunities by retaining sales and other personnel. If such new contracts or anticipated business opportunities are delayed or if any contracts are terminated or new business opportunities are cancelled or acceptance of product delayed, we may experience working capital shortages.

In any of these events, the Company will have a need for additional financing to fund current operations. In that event, as we are attempting to accomplish now, we will seek alternative sources of financing to assist us with our working capital needs and to implement any expansion plans, which cannot be financed out of operating revenues. In these circumstances we would first look to strategic investments by our customers, distributors and partners prior to other investment vehicles. In such circumstances there, however, can be no assurance that additional financing requirements for operations or expansion will be available on terms acceptable to us if at all.


 QUARTER TO QUARTER SALES AND EARNING VOLATILITY

Quarterly revenues and operating results have fluctuated and will fluctuate as a result of a variety of factors. We can experience long delays (i.e., between three to twelve months) before a customer executes a software licensing agreement. These delays are primarily due to extended periods of software evaluation, contract review and the selection of the computer hardware system. In addition, following the execution of the agreement, the preparation of functional specifications, customization and installation of our software products and the training by IFS of the financial institution's personnel in the use of the our software products, take an average of six to twelve months, depending upon the timing of installation and final acceptance of the system by the customer. Therefore, our revenues may fluctuate dramatically from one quarter to another, making quarterly comparisons extremely difficult and not necessarily indicative of any trend or pattern for the year as a whole.

Additional factors effecting quarterly results include the timing of revenue recognition of hardware sales, third party sales and the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of our products.


INFLATION

The Company has not experienced any meaningful inflationary impact on its sales or costs.

IFS International holdings, Inc. and Subsidiaries

                           Part II - Other Information

Item 1 -    Legal Proceedings

(a) On November 9, 2001 the Company was served with a summons from a former employee pursuant to his Termination, Severance, and Release Agreement. The plaintiff is seeking a judgment from the Company for damages in the combined amount over $500,000.

(b) On November 19, 2001 the Company was served with a summons from a consultant who performed work for the Company. The plaintiff is seeking payment for his services in the amount of $13,863.

(c) On December 17, 2001 the Company was served with a notice from John Singleton, a former Chairman of the Board. He filed an arbitration claim with the American Arbitration Association The claimant is seeking an award in the amount of $292,000 for services and other matters pursuant to various agreements with the company.

Item 2  -   Changes in Securities

(a) A total of 136,384 shares of our common stock have been issued pursuant to partial conversions of our Series B preferred stock, our Series 2001 preferred stock and convertible notes. We believe the issuance of these securities was exempt from the registration requirements of the Act pursuant to section 3(a)(9) thereof.

(b) A total of 300,000 shares of our common stock were issued in September 2001 pursuant to the exercise of a warrant. We believe the issuance of these securities was exempt from the registration requirements of the Act pursuant to section 4(2) thereof.


Item 4 -   Submission of Matters to a Vote of Security Holders

             None

Item 5 -   Other Information

             None

Item 6 -   Exhibits and Reports on Form 8-K

          (a) A current report was filed on May 17, 2001 under Item 5, Other Materially Important Events. This report included information on two subscription agreements the Company entered into with Sonic Communications Pty, Ltd. in February and April 2001. The report also included information on the Company's re-purchase of some of its then outstanding convertible notes and the severance arrangement with a former Chief Executive Officer.

          (b) A current report was filed on October 4, 2001 under Item 5, Other Materially Important Events. This report included information regarding an alternative payment plan the Company had entered into with a customer for payment of a multiple license fee. The report also advised of the election or James Denney as non-executive Chairman of the Board.

                                   Signature



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Date: December 21, 2001


   IFS International Holdings, Inc.
   By:

   /s/ Per Olof Ezelius
   -----------------------------
   Per Olof Ezelius
   Chief Executive Officer


   /s/ Anthony Prinicipe
   -----------------------------
   Anthony Principe
   Chief Financial Officer