Form 10QSB
period 2002-01-31
IFS INTERNATIONAL HOLDINGS INC
filed 2002-03-25
CIK 808310

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



--------------------------------------------------------------------------------
                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the Quarterly Period ended January 31, 2002

                                       or

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

                           Rensselaer Technology Park
                                 300 Jordan Road
                                 Troy, NY 12180
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (518) 283-7900
                           (Issuer's telephone number)

Checkwhether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ___

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date.
Common Stock, $.001 par value,8,809,122 shares outstanding as of March 11, 2002.

================================================================================

IFS International holdings, Inc. and Subsidiaries


QUARTERLY REPORT ON FORM 10-QSB


TABLE OF CONTENTS

Part I. Financial Information


Item 1. Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
January 31, 2002 (unaudited) and April 30, 2001..............................2-3

Consolidated Statements of Operations,
Three months and nine months ended January 31, 2002 and 2001 (unaudited).......4

Consolidated Statements of Cash Flows,
Nine months ended January 31, 2002 and 2001 (unaudited)........................5

Notes to Consolidated Financial Statements (unaudited).......................6-9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations..............................10-13


Part II. Other Information


Item 1. Legal Proceedings.....................................................14

Item 2. Changes in Securities.................................................14

Item 3. Defaults Under Senior Securities .....................................14

Item 4. Submission of Matters to a Vote of Security Holders...................14

Item 5. Other Information.....................................................14

Item 6. Exhibits and Reports on Form 8-K......................................14

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

               IFS International Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                              January 31,        April 30,
                                                                                 2002              2001
                                                                              (Unaudited)
                                                                            ----------------- -----------------
ASSETS

CURRENT ASSETS

   Cash                                                                          $18,896          $116,552
   Trade accounts receivable, net                                              1,064,689         2,468,329
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                    118,939            47,675
   Other receivables                                                              48,280           277,120
   Other current assets                                                          386,957           360,861
   Inventory                                                                      33,649            43,903
                                                                            ----------------- -----------------
      Total current assets                                                     1,671,410         3,314,440
                                                                            ----------------- -----------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                                      2,138,825         2,365,149
                                                                            ----------------- -----------------
OTHER ASSETS
   Capitalized software costs, net                                               819,028           470,680
   Excess of cost over fair value of net assets of business acquired, net        838,512         1,117,854
   Investments                                                                    53,991           107,982
   Other                                                                         356,586           483,125
                                                                            ----------------- -----------------
      Total other assets                                                       2,068,117         2,179,641
                                                                            ----------------- -----------------
                                                                              $5,878,352        $7,859,230
                                                                            ================= =================

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                                   January 31,           April 30,
                                                                                      2002                  2001
                                                                                   (Unaudited)
                                                                               --------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

   Current maturities of long term debt                                                $269,535            $2,308,819
   Accounts payable                                                                   1,243,879               769,188
   Accrued compensation and related liabilities                                         991,920               552,136
   Other accrued expenses                                                             1,266,495             1,162,340
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                                  1,214,366           1,450,416
   Deferred revenue and customer deposits                                             1,191,809             1,147,029
                                                                               --------------------- --------------------
      Total current liabilities                                                         6,178,004           7,389,928
LONG TERM LIABILITIES
   Long term debt, net of current maturities                                            1,899,411                   -
   Other long term liabilities                                                                -               310,000
                                                                               --------------------- --------------------
       Total liabilities                                                              8,077,415             7,699,928
                                                                               --------------------- --------------------
SHAREHOLDERS EQUITY (DEFICIT)
   Preferred stock, $.001 par value; 25,000,000 shares authorized:
    Series B, 161,250 and 173,000 shares issued and outstanding
     liquidation preference $11.50 per share                                                161                   173
    Series 2000-1, 533,994 and 597,994 shares issued and outstanding,
     liquidation preference $2.50 per share                                                 534                   598
   Common stock $.001 par value; 50,000,000 shares
     authorized: 8,809,122 and 6,777,324 shares issued                                    8,811                 6,778
   Additional paid-in capital                                                        17,408,570            16,790,553
   Accumulated deficit                                                              (19,585,950)          (16,590,425)
   Accumulated other comprehensive loss                                                 (20,889)              (38,075)
                                                                               --------------------- --------------------
                                                                                     (2,188,763)              169,602
Less treasury stock, 5,000 shares, at cost                                              (10,300)              (10,300)
                                                                               --------------------- --------------------
Total shareholders' equity (deficit)                                                 (2,199,063)              159,302
                                                                               --------------------- --------------------
                                                                                     $5,878,352            $7,859,230
                                                                               ===================== ====================

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                      Nine             Nine            Three            Three
                                                                     Months           Months          Months           Months
                                                                      Ended           Ended            Ended            Ended
                                                                   January 31,     January 31,      January 31,      January 31,
                                                                      2002             2001            2002             2001
                                                                 ---------------- --------------- ---------------- ----------------
Revenues:
   Software license and installation contract fees                 $5,250,501       $1,894,263        $595,631         $472,917
   Service and maintenance revenue                                  3,178,336        2,870,029         845,368          900,984
   Hardware sales                                                      67,768          212,469          24,154          163,655
                                                                 ---------------- --------------- ---------------- ----------------
                                                                    8,496,605        4,976,761       1,465,153        1,537,556
                                                                 ---------------- --------------- ---------------- ----------------
Cost of Revenues:
   Software license and installation contract fees                  1,013,787          819,966         273,988          298,106
   Service and maintenance revenue                                  1,292,339          904,421         341,707          270,454
   Hardware sales                                                      22,059           44,531           9,735           34,950
                                                                 ---------------- --------------- ---------------- ----------------
Gross profit                                                        6,168,420        3,207,843         839,723          934,046
                                                                 ---------------- --------------- ---------------- ----------------
Operating expenses:
   Research and development                                         1,215,859        1,057,308         316,328          365,543
   Salaries                                                         2,341,764        2,635,701         609,030          935,742
   Bad debts                                                        1,788,515                -       1,720,515                -
   Rent and occupancy                                                 449,363          488,007         149,814          182,735
   Selling, general and administrative                              2,555,348        2,720,731         791,698          881,420
   Other                                                              518,200          503,223         168,208          198,613
   Write down of software development costs and excess of
    cost over fair value of net assets of business
    acquired, net                                                           -        2,533,000               -        2,533,000
                                                                 ---------------- --------------- ---------------- ----------------
                                                                    8,869,049        9,937,970       3,755,593        5,097,053
                                                                 ---------------- --------------- ---------------- ----------------
Loss from operations                                               (2,700,629)      (6,730,127)     (2,915,870)      (4,163,007)

Other income (expense):
   Interest expense                                                  (186,769)        (298,810)        (48,765)        (106,207)
   Interest income                                                        926           57,511             351            8,406
   Other                                                                8,850          189,606          (9,164)          29,622
                                                                 ---------------- --------------- ---------------- ----------------
Net loss from continuing operations before
   income taxes                                                    (2,877,622)      (6,781,820)     (2,973,448)      (4,231,186)

Provision for income taxes                                                632           88,160             655           27,778
                                                                 ---------------- --------------- ---------------- ----------------
Loss from continuing operations                                    (2,878,254)      (6,869,980)     (2,974,103)      (4,258,964)

Gain (loss) from discontinued operations                             (117,271)               -          53,157                -
                                                                ---------------- --------------- ---------------- ----------------
Net loss before effect of change in
  accounting principle                                             (2,995,525)      (6,869,980)     (2,920,946)      (4,258,964)

Cumulative effect of change in accounting principle                         -       (2,414,000)              -             -
                                                                 ---------------- --------------- ---------------- ----------------

Net loss                                                          $(2,995,525)     $(9,283,980)    $(2,920,946)       $(4,258,964)
                                                                 ================ =============== ================ ================

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (Unaudited)
                                                                                      Nine Months Ended    Nine Months Ended
                                                                                      January 31, 2002     January 31, 2001
                                                                                     -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                             $(2,995,525)          $(9,283,980)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                          730,785             1,008,688
   Amortization of discount on notes payable                                                2,402                90,450
  Write off of intangible assets                                                                 -            2,533,000
   Loss on disposition of subsidiary                                                       117,271                    -
   Bad debts and other charges                                                           1,842,506                    -
  Changes in assets and liabilities:
   Inventory                                                                               10,254                73,246
   Trade accounts receivable, net                                                        (384,875)              433,133
   License fees receivable                                                                       -             (692,416)
   Costs, estimated earnings and billings on uncompleted contracts                       (307,314)            2,440,090
   Other current assets                                                                   129,892               (39,429)
   Other receivables                                                                      228,840                     -
   Accounts payable                                                                       474,691               122,596
   Accrued expenses                                                                       440,197               119,433
   Deferred revenue and customer deposits                                                  44,780               390,259
                                                                                     -------------------- --------------------
     Net cash provided by (used in) operating activities                                  333,904            (2,112,514)
                                                                                     -------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                                                                      (55,049)             (296,727)
 Acquisition of treasury stock                                                                  -               (10,300)
 Acquisition of e-Point                                                                         -               (10,000)
 Capitalized software and license costs                                                  (518,418)             (955,812)
                                                                                     -------------------- --------------------
     Net cash used in investing activities                                               (573,467)           (1,272,839)
                                                                                     -------------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt                                                     (41,798)              (66,943)
 Net proceeds from officer advances                                                        44,000                     -
 Proceeds from issuance of note payable                                                    50,000                     -
 Proceeds from line of credit                                                              69,523                     -
 Proceeds from issuance of stock                                                            2,996             1,449,386
                                                                                     -------------------- --------------------
     Net cash provided by financing activities                                            124,721             1,382,443
                                                                                     -------------------- --------------------
Effect of exchange rate changes on cash                                                    17,186               (23,929)
                                                                                     -------------------- --------------------
Decrease in cash                                                                          (97,656)           (2,026,839)
Cash:
 Beginning of year                                                                        116,552             2,382,279
                                                                                     -------------------- --------------------
 End of period                                                                            $18,896              $355,440
                                                                                     ==================== ====================

Supplemental Disclosures of Cash Flow Information
------------------------------------------------------------------------------------ -------------------- --------------------
Cash paid during the nine months for:
Interest                                                                                  $115,966             $122,905
Taxes                                                                                        6,499               47,313
==================================================================================== ==================== ====================
Supplemental Disclosures of Cash Flow Information-Non-Cash Investing and Financing Activities
------------------------------------------------------------------------------------ -------------------- --------------------
Common stock issued as additional consideration for acquisition
  of Network Controls International, Inc.                                                        -           $1,241,283
Common stock issued for conversion of notes, interest and other liabilities               470,258               492,908
Common stock issued for debt elimination                                                        -               268,750
Common stock issued for e-Point acquisition                                                     -                90,000
Common stock issued for GIG acquisition                                                   146,720                     -

See notes to consolidated financial statements.

IFS International holdings, Inc. and SubsidiarIES


Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS") and Network Controls International, Inc., a North Carolina Corporation ("NCI"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of January 31, 2002, the consolidated statements of operations for the three and nine months ended January 31, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended January 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments made except for bad debts and other writeoffs, include only normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows at January 31, 2002 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended April 30, 2001. The results of operations for the periods ended January 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Note 2 - Change in Accounting Policy

During the quarter ended January 31, 2001, the Company changed its revenue recognition policies to conform with guidelines of Staff Account Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission retroactive to May 1, 2000. This change in accounting resulted in a charge of approximately $2,400,000 reflecting the effect of the change in accounting policies with regard to revenues previously recognized through April 30, 2000. The primary impact of adopting SAB 101 was the effective deferral of revenue recognition from software licenses. In accordance with SAB 101, revenue is currently recognized from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. Previously, we accounted for the sale of software licenses upon delivery of core software, provided that the fees were fixed or determinable and collection was probable. To date approximately $1,604,000 of the charge has been recorded as revenue, of which approximately $1,081,000 has been recorded during the nine months ended January 31, 2002.

Note 3 - Write Offs of Software Development Costs and Intangibles

All capitalized software development costs of approximately $1,400,000 related to the NCI Business Centrea product were written off in January 2001 based on circumstances at that time. All software development costs related to this product have since then been expensed.

In January  2001,  we also wrote down the  carrying  value of the excess of cost over fair value of net assets of business acquired related to the purchase of Network Controls International, Inc. The delay in the acceptance of the Business Centrea product, coupled with the decline in revenues related to legacy based NCI products, indicated that the carrying value of the intangible asset was impaired. As such, we wrote down the carrying value by approximately $1,100,000. The remaining carrying value of the intangible asset approximates $839,000 at January 31, 2002. Concurrent with the asset writedown, we revised the amortization period of the remaining costs from approximately five years to three years to coincide with estimated remaining cash flows from NCI's legacy based products.

Note 4 - Acquisitions/Dispositions

On-Point Technology

In May 2000, the Company purchased the assets of On-Point Technology Systems, Inc., and a related entity in an Asset Purchase Agreement. The asset purchase included shares of a UK Company in the development stages. We initially issued 20,179 shares of our common stock with a market value of $90,000 in exchange for the assets acquired. Depending upon certain adjustments, we presently estimate that an additional 112,000 to 721,000 shares will be issued pursuant to terms in the purchase agreement. We did not regard this acquisition as material. As further discussed in Note 7, in June 2001, we disposed of these assets.

Global Insight Group LTD

In December 1999, the Company acquired Global Insight Group, Ltd. ("GIG"), a corporation organized and existing under the laws of the United Kingdom. GIG provided computer system support, maintenance and consulting services. The Company acquired all of the outstanding shares of capital stock of GIG initially in exchange for three shares of the Company's common stock.

The acquisition of GIG was accounted for as a purchase and the operating results of GIG were included in the consolidated financial statements commencing December 1999. The accounts and operations of GIG were not material.

The GIG acquisition agreement, as amended, provided for the issuance of additional shares based upon the net earnings of GIG (as defined) for the calendar year ended December 31, 2000. Additional shares issued pursuant to the financial performance of GIG were recorded as purchase costs.

In 2001, the Company issued an additional 431,529 shares of common stock based upon the net earnings, as defined, of GIG for the year ending December 31, 2000.

In October 2001 the Company entered into a Termination Agreement wherein the ownership of GIG was transferred back to the original GIG principals. The agreement called for the termination of the acquisition agreement, the transfer of all of the outstanding common stock of GIG back to the original GIG principals, the transfer of all common shares of the Company held by GIG principals back to IFS International Holdings, and a payment to GIG of $52,500. The Company's common shares are currently being held in escrow until the $52,500 payment is made.

The operating results of GIG have been included in the consolidated financial statements through September 30, 2001. GIG's net loss was approximately $34,000 and $227,000 for the three and five-month periods ended July 31, 2001 and September 30, 2001, respectively.

The loss from discontinued operations for the nine months ended January 31,2002 includes the operations of GIG through the disposition date and estimates of costs to be ultimately incurred in the disposition.

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

Basic and diluted earnings per share for all periods presented is as follows:


                                                              Nine             Nine            Three           Three
                                                             Months           Months          Months           Months
                                                              Ended           Ended            Ended           Ended
                                                           January 31,     January 31,      January 31,     January 31,
                                                              2002             2001            2002             2001

                                                         ---------------- --------------- ---------------- ---------------
Basic loss per common share before effect of change in
accounting principles                                           $(.36)          $(1.53)          $(.33)          $(0.86)
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------
Basic loss per common share after effect of change in
accounting principles                                           $(.36)          $(2.07)          $(.33)          $(0.86)
                                                         ---------------- --------------- ---------------- ---------------
Basic loss per common share from continuing operations
                                                                $(.35)          $(1.53)          $(.34)          $(0.86)
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------
Weighted average common shares outstanding                  8,291,000        4,489,000       8,747,000        4,951,000
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------
Diluted loss per common share after effect of change
in accounting principles                                        $(.36)          $(2.07)          $(.33)          $(0.86)
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------
Diluted loss per common share from continuing
operations                                                      $(.35)          $(2.07)          $(.33)          $(0.86)
                                                         ---------------- --------------- ---------------- ---------------
                                                         ---------------- --------------- ---------------- ---------------
Weighted average common and common equivalent shares
outstanding                                                 8,291,000        4,489,000       8,747,000        4,951,000
                                                         ---------------- --------------- ---------------- ---------------


Note 6 - Recent Accounting Pronouncements

In July 2001, FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. FAS 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The adoption of FAS 141 and FAS 142 has not had a material impact on the results of operations or financial position of the Company through January 31, 2002.

Note 7 - e-Point International

In June 2001, the Company entered into an agreement to sell the assets of On-Point Technology Systems, Inc. ("On-Point") to e-Point International ("e-Point"). The primary asset sold was the Company's right to a brand name acquired from On-Point. The terms of the sale required that the purchase price be paid in December 2001. As of March 11, 2002, this remains unpaid. Revenue from the sale of the assets has been deferred until such time that we receive the sale proceeds. In a separate transaction, the Company entered into (among others) a multiple software license, maintenance and service agreements with e-Point. Due to a failure and delay of e-Point's financing e-Point has not been able to pay on these agreements. e-Point had entered into an alternative financing plan to pay on these agreements plus interest, penalties and other charges. The plan requires fixed monthly payments and additional payments if e-Point received additional financing. We have received approximately $280,000 to date from e-Point. e-Point has defaulted on its November 2001 through March 2002 payments of $175,000 each. Due to the default, management has fully reserved all amounts due from e-Point, as they have not demonstrated an ability to abide by the alternative financing plan.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following: general economic conditions, competitive market influences, the development of the capacity to accommodate additional and larger contracts, adequate financing, continued acceptance of the Company's software products by a significant number of new customers, the Company's continued relationship with computer manufacturers, and acceptance of its new product, NCI Business Centre a by a significant number of new customers.

Introduction

The Company primarily derives its revenues from the licensing and installation of software products, consulting or service fees and maintenance fees, related to the software products.

The preparation of functional specifications, customization, installation of TPII and TP-CMS software products and the training of our customers personnel in the use of the products, takes an average of six to nine months. The timing is dependent upon acceptance of the electronic funds transfer ("EFT") system by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pay 30% to 50% of the contract price upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay most of the license fees upon installation of its legacy products due to the hardware and services nature of these products.

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

In January 2001, the IFS subsidiary changed its revenue recognition policies to conform to guidelines of Staff Accounting Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission. Commencing with that quarter ended January 31, 2001, revenue from sales of software licenses and systems is recorded under standards applicable to contract accounting using the percentage of completion method. The percentage of completion method records revenues as measured by estimates of the progress as determined by costs incurred. This change in policy was made retroactive to the commencement of our fiscal year ended April 30, 2001 (sometimes referred to as "fiscal year 2001"). Certain revenues recorded prior to the third quarter of fiscal year 2001 were deferred to future periods including approximately $1,300,000 of revenues recorded during the first half of fiscal 2001.

NCI's revenue recognition policy is consistent with SAB 101 as it recognizes software license revenue upon installation and hardware revenues upon shipment.

A substantial majority of IFS Subsidiary revenues are, and will continue to be, derived from customers outside of the United States.

Results of Operations

Total revenues of $1,465,153 for the quarter ended January 31, 2002 represent a decrease of $72,403 or 4.7%, from total revenues of $1,537,556 for the quarter ended January 31, 2001. Total revenues of $8,496,605 for the nine months ended January 31, 2002 represent an increase of $3,519,844 or 70.7%, over total revenues of $4,976,761 for the nine months ended January 31, 2001. The decrease in total revenues for the quarter is a result of a decrease in hardware and service and maintenance revenues, partially offset by an increase in revenue from software license and installation contract fees. The increase in total revenues for the nine months is primarily a result of an increase in software license and installation contract fees. Included in software license and installation contract fees for the nine months ended January 31, 2002 is $2,000,000 resulting from a multiple license sale to a single customer. The revenue was recognized because there was no obligation to perform additional services. The customer subsequently defaulted on its payment obligations for the multiple license and amounts due from the customer have been fully reserved. NCI's total revenue was $598,920 for the quarter ended January 31, 2002; this represents a decrease of $177,075 or 22.8%, over total revenues of $775,995 for the quarter ended January 31, 2001. Total revenues for NCI of $2,811,725 for the nine months ended January 31, 2002 represent an increase of $813,042 or 40.7%, over total revenues of $1,998,683 for the nine months ended January 31, 2001. IFS total revenue was $866,233 for the quarter ended January 31, 2002; this represents an increase of $104,672 or 13.7%, over total revenues of $761,561 for the quarter ended January 31, 2001. Total revenues from our IFS subsidiary of $5,684,880 for the nine months ended January 31, 2002 represent an increase of $2,706,802 or 75.9%, over total revenues of $2,978,078 for the nine months ended January 31, 2001.

Included in the IFS revenues for the applicable periods of fiscal year 2002 is approximately $1,789,000, for which the related accounts receivable have been fully reserved.

Consolidated software license and installation contract fees increased by $3,356,238 or 177.2% to $5,250,501 during the nine months ended January 31, 2002 as compared to $1,894,263 for the nine months ended January 31, 2001.

The increase in software license and installation contract fees is primarily a result of an increase in sales of software license fees from both NCI and IFS subsidiaries. The increase in NCI's software license and installation contract fees was primarily due to the continued demand for NCI's legacy products. NCI anticipates revenues will increase in the future as a result of the newly released Customer Relationship Management (CRM) business channel of NCI Business Centre(TM). The increase in IFS software license and installation contract fees was primarily due to the $2,000,000 multiple license sale to a single customer, as mentioned above. IFS anticipates revenues will increase in the future as a result of a forthcoming release of an updated version of its Card Management System, TP-CMS(TM).

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 84.1% of total revenues for the three months ended January 31, 2002 as compared with 79.7% for the three months ended January 31, 2001. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 82.5% of total revenues for the nine months ended January 31, 2002 as compared to 85.6% for the nine months ended January 31, 2001. We expect total revenues from foreign countries to remain a significant portion of our revenues in the future. However, we also expect revenues from domestic markets to increase due to the release of NCI's Business Centre(TM).

Gross profit, as expressed as a percentage of total revenues, decreased to 57.3% for the quarter ended January 31, 2002, as compared to 60.7% for the quarter ended January 31, 2001. Gross profit, expressed as a percentage of total revenues, increased slightly to 72.6% for the nine months ended January 31, 2002, as compared with 64.5% for the nine months ended January 31, 2001.

The excess of cost over fair value of net assets acquired in the NCI acquisition is approximately $839,000 at January 31, 2002 net of accumulated amortization and write downs (See Note 3 to the Consolidated Financial Statements). As a result of the sooner than expected decline in revenues derived from NCI legacy migration products, in January 2001 we wrote down the excess costs to the present value of future cash flows associated with the products. Additionally, we decreased the amortization period of the remaining intangible asset. The intangible asset is currently being amortized on a straight-line basis over 39 months. Amortization expense for the three-month periods ended January 31, 2002 and 2001 was $93,114 and $115,485 respectively. Amortization expense for the nine-month periods ended January 31, 2002 and 2001 was $279,342 and $261,567 respectively.

Capitalized software costs for the quarter ended January 31, 2002 were $194,442 as compared to $285,337 for the quarter ended January 31, 2001. Software costs capitalized for the nine months ended January 31, 2002 were $515,395 as compared to $878,268 for the nine months ended January 31, 2001. Capitalized software costs in the period ended January 31, 2002, and all remaining unamortized software costs, relate to IFS' TPII and TP-CMS products. There are no remaining unamortized capitalized software costs from the NCI subsidiary. All development costs associated with the NCI Business Centrea has been expensed to date. The remaining capitalized software costs of the IFS subsidiary are being amortized on a straight-line basis over the estimated five-year marketing life of the current electronic funds transfer software versions.

Operating expenses of $3,755,593 for the quarter ended January 31, 2002 represent a decrease of $1,341,460 or 26.3%, from total operating expenses of $5,097,053 for the quarter ended January 31, 2001. Operating expenses of $8,869,049 for the nine months ended January 31, 2002 represents a decrease of $1,068,921 or 10.8 %, over operating expenses of $9,937,970 for the nine months ended January 31, 2001. Operating expenses, exclusive of bad debts and write downs of software development costs and goodwill, decreased by approximately $325,000 during the nine months ended January 31, 2002 as compared to the nine months ended January 31, 2001. The decrease is attributed primarily to cost reduction measures recently employed by the Company.

The Company believes that the IFS subsidiary will not be adversely affected by these cost reductions. The Company believes the reduction of overhead has not eliminated resources required for the provision of support to the IFS' customers. IFS believes it has restructured its reduced staff in such a manner as to service its business at current levels and be in a position to attempt to efficiently grow the business. The IFS subsidiary has recently received significant maintenance renewals from major customers together with additional contracts.

Included in software license revenue for the nine-month period ended January 31, 2002 is revenue of $2,000,000 associated with the e-Point sale of multiple license sale. Originally, this receivable was required to be paid in two installments of $1,000,000 each in June and September 2001. Due to a failure and delay of e-Point's financing e-Point did not pay these installments and entered into an alternative financing plan to pay the receivable, interest, penalties and other charges. The plan called for monthly payments and additional payments if e-Point received additional financing. We have received approximately $280,000 to date from e-Point. e-Point has defaulted on its November 2001 through March 2002 payments of $175,000 each. Due to e-Point's inability to abide by the alternative financing plan, management has reserved all amounts due from the customer.

The net loss from continuing operations was $2,974,103 for the quarter ended January 31, 2002, as compared to net loss of $4,231,186 for the quarter ended January 31, 2001. Net loss from continuing operations was $2,878,254 for the nine months ended January 31, 2002 as compared with a loss of $6,869,980 for the nine months ended January 31, 2001.

Included in assets of the Company is approximately $380,000 in notes and accounts receivable due from Go2Pay, Inc., a company controlled by the Chief Executive Officer of our IFS subsidiary. Go2Pay, Inc. is currently in arrears under its obligations to us. The Company is currently evaluating the contractual obligation as well as carrying value of the amounts due from Go2Pay, Inc. Any change could result in a charge to income in future periods.

The Company has net operating loss carryforwards of approximately $11,000,000 as of April 30, 2001. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

The Company's operations through January 31, 2002 have been effected by its liquidity issues. We cannot anticipate the full impact of our current liquidity issues on future results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit of $4,075,488 at April 30, 2001 increased to a deficit of $4,506,594 at January 31, 2002. The increase in the deficit is primarily a result of operating losses incurred during the nine-month period ending January 31, 2002. The increase in the deficit was offset by a decrease in current maturities of long-term debt resulting from the reclassification of a mortgage note from current, at April 30, 2001, to long term at January 31, 2002. The mortgage indebtedness was classified as a current liability at April 30, 2001 because the Company was in violation of certain covenants of its mortgage agreement. The indebtedness was reclassified to long-term during the second quarter when the Company obtained waivers from the lending institution for these covenant violations.

The Company has historically depended upon cash flow from operations to finance its current working capital requirements. Liquidity issues initially arose due to a reduction in receipts during the latter part of the fiscal year 2001. These issues continued through the quarter ended January 31, 2002. Liquidity issues have been compounded in part to the failure of one customer of our IFS subsidiary to pay a substantial portion of a $2,000,000 multiple license fee. As a result of the capital shortage, we have not made payments to vendors and other creditors and we, in turn have defaulted on significant payment obligations. These defaults include, deferral of withholding taxes, salaries, commissions and other obligations to current and former employees, consultants and the failure to pay amounts due on various settlement agreements. Such failures may result in further actions against us. The Company has initiated cost cutting measures including elimination of more than 40 employees mostly related to the IFS subsidiary since October 31, 2001. The Company is continuing to seek financing from a variety of sources but has not yet made any arrangements. We are also actively exploring and negotiating the disposition of certain assets to obtain working capital. If there is not sufficient capital from operations, a financing arrangement or sale of assets, the Company may have to take additional significant steps including further reductions in operations.

Secured working capital advances of $179,000 have been received from an officer through January 31, 2002.

Because we are required to fund a portion of the costs of configuration and installation of our products from available capital, any substantial increase in the number of installations or delay in payment could create future working capital shortages. As a result of these and other circumstances including future expansion and development, the Company may have a further need for additional financing in the future. In such circumstances there can be no assurance that additional financing will be available on terms acceptable to us if at all.

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

IFS International Holdings, Inc. and Subsidiaries

Part II - Other Information

Item 1 -    Legal Proceedings

(a) On November 9, 2001 an action was commenced in New York State Supreme Court against the Company by a former officer and employee pursuant to his Termination, Severance, and Release Agreement. The action alleged damages of over $500,000 in connection with claimed breaches by the Company in the Termination, Severance, and Release Agreement.

In settlement of this action, the Company has agreed to transfer 50% of its 42% interest (with a carrying value of approximately $54,000) in a foreign joint venture to the former employee. This venture has not generated significant revenues. The former employee will assist the Company in our continued development of this venture.

(b) On November 19, 2001 an action was commenced in New York State Supreme Court against the Company by a consultant who performed work for the Company. The plaintiff is seeking payment for his services in the amount of $13,863.

(c) On December 17, 2002, John Singleton, a former Chairman of the Board, commenced an arbitration proceeding by filing a Statement of Claim against the Company seeking $292,000 for alleged breaches of certain consultation agreements and compensation for services rendered outside the scope of the agreements. On February 25, 2002, the Company served and filed an Answer denying the material allegations of the claim. On March 11, 2002, an arbitrator was appointed. A date for the hearing of the arbitration has not yet been scheduled.

(d) Two other actions that have commenced by vendors against the Company. The amounts approximating $7,000 in the aggregate.

Item 2  -   Changes in Securities

A total of 124,095 shares of our common stock have been issued pursuant to partial conversions of our Series B preferred stock. We believe the issuance of these securities was exempt from the registration requirements of the Act pursuant to section 3(a)(9) thereof.

                                   Signature



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 25, 2002
IFS International Holdings, Inc.
By:

/s/ Per Olof Ezelius
----------------------------------------
Per Olof Ezelius Chief Executive Officer


/s/ Carmen A. Pascuito
-----------------------------
Carmen A. Pascuito
Chief Financial Officer