Form 10KSB
period 2002-04-30
IFS INTERNATIONAL HOLDINGS INC
filed 2002-08-14
CIK 808310

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2002

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

Issuer's telephone number, including area code: (518) 283-7900
                                                --------------

Securities registered under Section 12(b) of the Exchange Act:
Title of each class                    Name of each exchange on which registered
Common Stock, par value $.001 per share     Boston Stock Exchange



Securities registered under Section 12(g) of the Exchange Act:

             Title of each class
         Common Stock, par value $.001 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year is $7,837,715.

The aggregate market value of the Common Stock held by non-affiliates on August 5, 2002 was approximately $315,086.

As of August 5, 2002 there were 8,809,122 shares of IFS International Holdings, Inc. Common Stock outstanding.

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

Three-Year Developments

On December 6, 1999, IFS entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Global Insight Group LTD, ("GIG") a UK corporation which had three operating subsidiaries. Global Insight Group principals received three shares of our common stock at closing, with substantially the entire consideration to be determined based on the future financial performance of the companies acquired. Pursuant to the agreement as amended, in July 2001, a total of 431,529 shares of common stock were issued to the principals. On October 31, 2001 we entered into a Termination Agreement providing for the termination of the Stock Purchase Agreement as amended, the transfer of three shares of GIG back to the original GIG principals, the transfer of 431,532 of our common shares back to us to be held in escrow until we make our payment to GIG of $52,500. Pursuant to the terms of the agreement, we have defaulted on making our payment to GIG, therefore the shares will remain with the GIG principals.

In April 2000, we entered into an agreement with Go2pay, Inc., controlled by Mr. Frank Pascuito, one of our directors and now President and CEO of our IFS subsidiary. Go2pay received a non-exclusive license from us to utilize our technology in connection with the operation of a regional Internet processing center for financial institutions. The agreement provides for the issuance to us of 30% of the stock of this corporation upon the initial capitalization of the entity. We have permitted this entity to utilize our premises and have advanced amounts to this entity. The entity is required to repay us from operations for these advances and for the use of our premises. In February 2001 the agreement was amended to provide for the repayment of advances totaling approximately $397,000 through monthly installments of $10,000 with this amount increasing in proportion to the Go2pay's revenue. Due to several factors, Go2pay has been unable to meet its payment requirements and all balances due have been fully reserved.

In May 2000,  we  purchased  the assets of On-Point  Technology  Systems,  Inc.,
("On-Point") and a related entity in an Asset Purchase Agreement. The asset purchase included shares of a UK Company in the development stages. We initially issued 20,179 shares of our common stock with a market value of $90,000 in exchange for the assets acquired. Depending upon certain adjustments, we presently estimate that an additional 112,000 to 721,000 shares will be issued pursuant to terms in the purchase agreement.

In June 2001, we entered into an agreement to sell the assets of On-Point to e-Point International ("e-Point") for $250,000. The terms of the sale required that the purchase price be paid in December 2001which remains unpaid. In a separate transaction, we entered into several agreements with e-Point including a multiple software license, maintenance and service agreements for $2,000,000 to be fully paid by September 2001. Because of the failure of e-Point's financing, e-Point has not been able to pay its fees or the purchase price. We have received approximately

$280,000 to date from e-Point pursuant to a modified agreement. The balance remaining has been offset as a revenue adjustment.

Partially as a result of the default of e-Point and a decline in sales, we have experienced substantial liquidity problems. We have implemented significant cost saving measures in our IFS subsidiary reducing the number of employees and other expenditures. We have also reduced costs in our NCI subsidiary. We must have increased revenues and/or financing if we are to continue in operation.


Introduction to Business

We are a software company, which develops, markets and supports proprietary infra structure software solutions in the area of electronic funds transfer ("EFT") payment card systems and retail branch banking. Our customers are banks and other financial institutions, and payment processing centers. Our products facilitate electronic funds transfer Internet Banking and customer relationship management solutions, and enable these systems to adapt to or migrate to smart card and wireless payment services.

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

IFS products are designed primarily to be utilized with newer financial systems software that are replacing the old legacy systems. NCI's products are designed to provide the old legacy systems with the ability to perform new functions or utilize additional hardware and systems. This process is called migration.

The open and flexible technology architecture of IFS' products is designed for high volume, reliable, and secure payment processing, supporting multiple currencies and computer languages over current electronic funds transfer systems, the Internet and other delivery platforms. Through our NCI Subsidiary, we have been providing several branch banking "legacy migration" software products to financial organizations which need to sustain existing older systems while moving to the new technologies. These software products enable old software to perform new functions and utilize new hardware. Our NCI subsidiary has also developed and commenced marketing a new software package called Business Centre(TM) for retail branch banking, this software works with new software and hardware in the banking industry. No sales have been made of this product.

To market its products, IFS has also established relationships with companies such as Visa, Sun Microsystems, Stratus Computer and ICL for marketing programs and reselling our products. In addition, we own a minority interest in a processing center in Bangladesh. Furthermore, through our NCI subsidiary we provide facilities management of a settlement system for the London, United Kingdom money brokering community.

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

The products support operations for magnetic stripe and Chip payment and non-payment cards, Stored Value Card reloads, and utilize a rational data base management systems, or Oracle technology to meet customers' business requirements. TPII software is also capable of managing EFT Systems that involve the "loading" of value on smart cards. A smart card is a plastic card with an electronic chip that acts as a small computer, which can enable the holder to "load" a fixed amount of purchasing power or cash equivalent on the card as authorized.

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

In 1999 IFS introduced TP-CMS and is actively marketing this product. TP-CMS has been installed and is being utilized by multiple banks. This is a card management product that extends the existing functionality of the TPII family of products to encompass all aspects of payment card production and management, including multi-function smart cards.

TP-CMS was created in response to demand from the banking and retail industries to create a user-friendly card management platform that conforms to the approach of the existing TPII transaction management system. The product addresses simplified cardholder application processing, card production, card management, account management, customer service and transaction settlement and reporting. It also provides efficient merchant application processing, merchant account management, merchant service, and settlement and reporting of point of sale transactions. We are currently developing enhancements to our original TP-CMS product.

IFS Product Licenses

IFS principally derive its revenues from the licensing of its family of software products. A substantial portion of such revenues is generated by licensing through or to computer manufacturers, which incorporate TPII and TP-CMS software products into a turnkey system installed at a financial institution. The TPII and TP-CMS software products generally involve customization to enable the software to interface with a customer's unique host software and to meet the particular needs of the customer. For example, each financial institution has different software operating various ATMs or POS terminals, as well as bank and Network computers, requiring modification to configure with IFS' TPII and TP-CMS software. Installation of products and the training by IFS of the financial institution's personnel in the use of the products take an average of six to twelve months, depending upon the timing of installation and final acceptance of the EFT System by the customer. IFS receives payment of a substantial portion of the license fee prior to the final acceptance by the customer. IFS offers other support services, such as additional training of customer personnel, project management and consulting, for additional consideration.

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

NCI

NCI's initial business focus centered on customers using proprietary IBM 4700 branch automation systems which were utilized by a majority of banks worldwide. The focus later included customers who had chosen IBM's proprietary PC LAN and LANDP client/server middle software architectures. The company's first products were PC attachment cards and associated terminal emulation software, which allowed PC workstations to be attached and communicate with and use the resources of the IBM 4700 branch controller as an alternative to proprietary "dumb" display terminals.

NCI 4700 Wizard, initially developed and offered in 1991, is a product that emulates the proprietary IBM 4700 controller system on a PC Client/Server system and environment. This would enable customers to continue to use 4700 application systems operating on a new PC Client/Server platform while replacing the old legacy 4700 hardware with new PC LAN hardware. With the NCI 4700 Wizard product, the availability issues and constraints of the legacy IBM 4700 hardware are eliminated and customers are able to minimize the expense and risk of moving to a PC-based branch automation environment. NCI has many US and International based customers who are currently utilizing this unique and cost effective migration solution from NCI to make a structured and low risk transition to new technology.

Developed in 1992, NCI ClientServer-Mgr is a client/server system software product that provides a simple to use, industry standard API to effectively share common resources, such as SNA host connectivity, 3270 emulation, and printing services between application programs in TCP/IP and NetBIOS LAN-based networks to be a second source and alternative to IBM's LANDP middleware offering. Many customers who are currently utilizing this type of a solution and that are upgrading from the legacy DOS and OS/2 environments to a Windows 2000 and NT environment can purchase NCI ClientServer-Mgr upgrade from NCI.

With the stability of the NCI traditional connectivity and branch automation products, NCI decided in 1997 to accelerate the growth of the company and to commit to attempt to obtain a larger participation in the retail-banking marketplace with the development of NCI Business Centre(TM). NCI Business Centre(TM) combines network-centric and browser-based technology with Enterprise Administration and cross-channel integrated Customer Relationship Management into "One Solution" for all Delivery Channels.

NCI Business Centre(TM) delivers application business logic through a web-browser and Intranet/Internet networks with a common set of reusable business functions that are made available to the multiple delivery channels of marketing, platform, teller, call center, and internet banking, including a powerful customer-centric design with it's cross-channel integrated CRM (Customer Relationship Management). We have made no sales of Business Centre(TM) products, and because of cash flow and staff contracts, have recently limited marketing efforts of these products.


The target market for the Customer Relationship Management channel of NCI Business Centre(TM) are those organizations that recognize the need to retain their existing customers, attract new customers, expand the share-of-wallet with their customers, and better manage and utilize their resources (people) in selling and servicing their business. NCI Business Centre(TM) is also ideal for organizations that feel they are limited in the way they do business based on the limitations and inflexibility of their traditional channel specific delivery systems of teller, platform sales and service, call center, and Internet banking. NCI believes that the installation of Business Centre's(TM) Enterprise Administration base functionality, combined with one or more of the business channels can meet the organizations needs now and in the future. In addition, this solution will enable the organization to offer cross-channel expanded functionality to the organization as needed. Because of cash constraints and lack of sales, NCI has delayed development of this product and has reduced its marketing activity. NCI has also demonstrated that our next generation technology of a thin-client and server-centric computing model, utilizing the Microsoft .NET browser-based technologies, provides the most strategic technology foundation for a customer to grow upon. No revenues have been derived to date from sales of Business Centre(TM) products.

NCI has a wholly owned subsidiary based in London, that focuses on systems integration, money brokering, consulting, software product development, and software product integration, to customers throughout Europe. This subsidiary expanded its business with its money brokering customers to offer services in other major financial centers by opening an operation in New York City called NCI America, Inc. At present, this operation is not active.

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

Strategic Arrangements

IFS has a 21% ownership interest in Electronic Transactions Network Ltd. (ETN), a processing center in Bangladesh. Operations of ETN began in the fall of 2001. ETN has also licensed IFS International's TPII software to manage its Automated Teller Machines and to act as a switch.

In February 2001 we entered into a memorandum of understanding for joint venture agreement with Sonic Communications, an electronic payments company based in Australia, to sell, distribute and support our family of EFT payment solutions, including TPII, TP-CMS, and Business Centre(TM). IFS Asia Pacific Pty Ltd. has been established in Australia as a jointly owned operation of IFS and Sonic Communications and will act as the master distributor for our products in the whole of the Asia Pacific region. Most of the costs of this venture are and will continue to be borne by Sonic Communications as part of their contribution to the joint venture. There have not been any significant revenues from this joint venture.

Sales and Marketing

IFS

IFS software products have been installed in EFT Systems of banks and other financial institutions globally and operate, or are members of, geographically distributed EFT systems or networks servicing large volumes of transactions.

It markets its products directly through an in-house sales and sales support team, through the appointment of global and regional resellers, such as ICL, Sun and Stratus, through joint marketing programs such as the e-Chip program in conjunction with Visa International and through joint ventures such as IFS Asia Pacific Strategic Alliance joint venture.

Since 1994, IFS has had a strategic alliance with Compaq Computer Corporation, and predecessor affiliate, formerly known as Digital Equipment International BV, pursuant to which Compaq agreed to market on a nonexclusive basis TPII software products in connection with Compaq's world-wide sale of its computers for EFT systems. In connection with Compaq's sale of computers for EFT Systems, Compaq, rather than the financial institutions, is generally the licensee of IFS' TPII software products. For the fiscal years ended April 30, 2002 and 2001, approximately 21% and 18%, respectively, of our total revenues were derived pursuant to this relationship.

IFS have also entered into alliances with other computer manufacturers. In May 2000, IFS signed an independent application software provider co-marketing agreement with Stratus Computer. IFS has further developed its worldwide alliance with Sun Microsystems, Inc. Both Companies jointly offer the technologies and experience to help banks; financial institutions and financial
service  customers   develop,   deploy,   manage  and  support  retail
paymentsinfrastructure. This relationship has been further enhanced by a co-operative agreement between IFS, Sun and ICL resulting in sales in Africa.

We are dependent on all partnership relationships and may be adversely affected by the loss of any such relationship. Visa, MasterCard and Europay as the dominant global credit card schemes, have mandated that all their respective member banks upgrade or migrate their systems to the more secure processing standards now available through current chip enabled technologies. The standards defined by Visa, MasterCard and Europay are referred to within the industry as EMV compliance standards. Although, specific mandated migration timelines vary between regions globally, ultimately all regions will have to become fully EMV compliant. IFS is a provider of EMV compliant technologies and anticipates a major increase in overall industry sales as the more than 25,000 Visa and MasterCard global members upgrade their systems and/or service support to meet the EMV standards.

IFS is a partner in the Visa SmartPath global initiative designed to accelerate their respective member banks migration to the more secure EMV technologies and through this partnership have introduced the "e-chip" program specially designed to assist Visa members obtain cost effective EMV compliant, chip-chip enabled products. The "e-chip" program offers Visa members the ability to migrate to affordable chip based solution with minimum risk through the implementation of IFS open architecture products, TPII and TP-CMS. IFS in conjunction with Visa International, has devised the e-Chip program in response to demand from Visa member banks for a simplified and cost effective method of integrating chip products into their payment card solutions.

In September 1999, IFS entered into a distribution agreement with ICL. ICL is a global information technology services company that designs, builds and operates information systems and services for customers in the retail, finance, government, telecoms, utilities and travel markets. IFS has worked together with ICL to obtain contracts with financial institutions in Zimbabwe South Africa and Nigeria. ICL has also entered into a re-licensing agreement with IFS providing ICL to market IFS' products. For the fiscal years ended April 30, 2002 and 2001, approximately 20% and 5%, respectively, of our total revenues were derived pursuant to this relationship.

IFS' software product information is disseminated by its strategic partners through in-house newsletters and other promotional tools. Products are also advertised, to a limited extent, in user publications and at various trade shows.

Our subsidiaries' sales are made and coordinated directly through two separate sales departments each headed by a senior sales executive. In addition, both subsidiaries' chief executive officers devote time to sales efforts.

NCI also markets its products through third party relationships worldwide.

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

An account manger is assigned to every IFS customer. The account manager is dedicated to staying in touch with our clients, to answer questions and advise them of the latest enhancements available to keep their systems operating at maximum efficiency.

A customer 24-hour hotline service is available to all IFS maintenance customers. The primary purpose of the hotline is to respond to product-related questions and problems. The customer 24-hour hotline service at IFS utilizes an on-line incident-tracking database.

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

Backlog and Deferred Maintenance Service Revenues

Backlog

As of April 30, 2002 and 2001, we had backlog of approximately $1,064,000 and $5,221,000 respectively, in software installation contract fees. For April 30, 2002, the entire backlog is primarily from our IFS subsidiary. The decrease in backlog is primarily a result of less software license and installation contracts in process at April 30, 2002 as compared to the prior year of our subsidiary, IFS International, Inc. We include in our backlog all license and service fees pursuant to executed orders or license agreements not included as revenues under the percentage of completion method to the extent that we contemplate recognition of the related revenues within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Deferred Maintenance Service Revenues

Deferred maintenance service revenues decreased by approximately $64,000 as of April 30, 2002 compared to April 30, 2001. We had deferred maintenance service revenues of approximately $1,010,000 and $1,074,000 at April 30, 2002 and April 30, 2001, respectively. Deferred maintenance was approximately $487,000 and $ 523,000 for IFS and NCI respectively at April 30, 2002 and approximately $650,000 and $424,000 for IFS and NCI respectively at April 30, 2001.

There are several systems that are not installed as of April 30, 2002. As such, maintenance services revenues have not yet begun. These customers are expected to begin maintenance in the foreseeable future. Therefore if more IFS software products are installed and NCI software licenses are sold, maintenance revenues are expected to increase. This would be offset in the event any of our customers discontinue on-going maintenance services.

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

IFS has several ongoing product development projects which, subject to funding are expected to continue during the next fiscal year. These include a Java based card management solution to enhance or replace the existing TP-CMS product and enhanced functionality for the TPII product set.

Research and development expenses for the fiscal year ended April 30, 2002 were approximately $2,047,000 as compared to approximately $1,704,000 for the fiscal year ended April 30, 2001.

Competition

The development and marketing of software for financial institutions is highly competitive. Many of our competitors have greater financial resources than we do. In addition, many of the larger financial institutions have developed their own systems internally. However, we believe our current software products will continue to be competitive based on cost and technology.

IFS software products face strong competition from proprietary (legacy) and other software. In the international EFT market, well established worldwide competition includes Transaction Systems Architects, Inc., Deluxe Data Systems, Inc., S2 Systems, Inc., SLM Software, Inc., RS2 Software Group, Euronet Worldwide, Consolidated Software, Mosaic and Oasis Systems.

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

Although all of the competitors of the NCI Business Centre (TM) Product offer similar business functions, NCI believes that several competitors yet to develop an enterprise wide, browser-based solution that allows customers to re-use common business objects across multiple delivery channels through the use of the same technology platform. NCI provides seamless financial device integration and legacy host system access as part of our core product offering. Competitors do not traditionally provide this complete end-to-end solution and require additional vendor products to provide a fully integrated application solution.

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

Employees

As of April 30, 2002, we had 63 employees,  of whom 57 were full time. Fifty-one
(51) employees are involved in product development, technical support and services and the balance of employees are involved in sales, management and office administration. Additionally, we engage various consultants from time to time to assist with product development and enhancements to existing products. As compared to the previous fiscal year the number of employees decreased by 52.

We believe we can attract skilled personnel for all areas in the event business should increase. However, the competition to employ skillful professionals is intense. None of the employees are covered by a collective bargaining agreement and there have been no work stoppages.

ITEM 2. Properties

In March 1997, IFS purchased a ground lease expiring in May 2083 and a building with approximately 35,000 square feet of space located at 300 Jordan Road, Rensselaer Technology Park, Troy, New York. We currently do not utilize the building to its capacity. The ground lease is subject to a mortgage in the amount of $1,949,000. This property is utilized as both our offices and the offices of the IFS subsidiary. In conjunction with this property the Town of North Greenbush Industrial Development Agency provides financial assistance including (i) a New York State sales tax abatement; (ii) a mortgage recording tax exemption and (iii) graduated payments by IFS in lieu of real property taxes with respect to such property.

Our IFS Subsidiary's European office was closed in 2001 and the lease was terminated.

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

ITEM 3. Legal Proceedings

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

(b) On November 19, 2001 an action was commenced in New York State Supreme Court against the Company by a consultant who performed work for the Company. The plaintiff is seeking payment for his services in the amount of $13,863. We have begun to make progress payments against this amount.

(c) On December 17, 2001, John Singleton, a former Chairman of the Board, commenced an arbitration proceeding by filing a Statement of Claim against the Company seeking $292,000 for alleged breaches of certain consultation agreements and compensation for services rendered outside the scope of the agreements. On February 25, 2002, the Company served and filed an Answer denying the material allegations of the claim. A date for the hearing of the arbitration has not yet been scheduled.

(d) On June 5, 2002 Proskauer Rose, a law firm that represented us in an arbitration, in turn commenced an arbitration proceeding against the Company in Los Angeles, California. The lawsuit seeks the recovery of legal fees in the claimed amount of $255,080

(e) In June 2001 we settled an arbitration proceeding against us. We have defaulted to make some of the payments required under the settlement agreement and the plaintiff has the right to file a judgment up to $110,000.

(f) An action was commenced against our IFS subsidiary. The plaintiff and IFS are in discussions for the plaintiff to discontinue the action.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock had been quoted on the Nasdaq SmallCap Market under the symbol "IFSH" until August 2001 but since that time has been quoted on the OTC Bulletin Board.

Our common stock is traded in the Over The Counter Bulletin Board Market and Boston Stock Exchange and until August 9, 2001 was traded on the Nasdaq SmallCap Market. Our redeemable stock purchase warrants have expired and were also quoted on the Nasdaq SmallCap Market and the Boston Stock Exchange.

The following table sets forth the range of the high and low sales prices of the common stock for the periods indicated.

                         COMMON STOCK                         WARRANTS

Quarter Ended         High     Low                     High      Low
----------------    -------   -------                 -------  -------
April 30, 2002        $0.21    $0.09                   $ -      $ -
January 31, 2002      $0.25    $0.08                   $ -      $ -
October 31, 2001      $0.63    $0.13                   $ -      $ -
July 31, 2001         $1.11    $0.51                   $ -      $ -
April 30, 2001        $1.28    $0.60                   $0.31    $0.03
January 31, 2001      $2.23    $0.53                   $0.67    $0.03
October 31, 2000      $3.50    $1.34                   $1.38    $0.09
July 31, 2000         $6.63    $1.88                   $3.38    $0.56

The above quotations reflect inter-dealer prices, without mark-up, markdown or commission, and may not represent actual transactions.

As of April 30, 2002 there were (i) approximately 235 record-holders and 1,139 beneficial owners of common stock and (ii) approximately 23 record-holders and 537 beneficial owners of the warrants.

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

Our revenue recognition policies conform with the guidelines of Staff Accounting Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission. We have recorded revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. The percentage of completion method records revenues as measured by estimates of the progress as determined by costs incurred.

A substantial majority of IFS Subsidiaries sales are and will continue to be made outside the United States.

Results Of Operations

Fiscal Year Ended April 30, 2002 Compared With Fiscal Year Ended April 30, 2001

Total consolidated revenues of $7,837,715 for the fiscal year 2002 represent an increase of $1,189,536, or 17.9%, over total revenues of $6,648,179 for the fiscal year 2001. The increase in total revenues is primarily a result of an increase in software license and installation contract fees. To a substantial extent, the revenues represent amounts recognized from prior periods.


Consolidated software license and installation contract fees for the fiscal year 2002 increased by $1,647,767 or 64.5%, over software license and installation contract fees for the fiscal year 2001. The fees, in substantial part, represent amounts recognized from agreements entered into in prior periods.


Software license and installation contract fees for IFS for the fiscal year ended April 30, 2002 were $3,120,855 as compared to $1,843,721 for the fiscal year ended April 30, 2001. Software license and installation contract fees for NCI for the fiscal year ended April 30, 2002 were $1,081,457 as compared to $710,824 for the fiscal year ended April 30, 2001.

Service and maintenance revenues for the fiscal year 2002 decreased slightly compared to the prior year.

Gross profit, as expressed as a percentage of total revenues, increased to 65.8% for the fiscal year ended April 30, 2002, as compared to 56.2% for the fiscal year ended April 30, 2001. This increase is primarily a result of the performance ofmore profitable software license and installation contracts.

Operating expenses of $9,262,575 for the fiscal year 2002 represent a decrease of $3,741,970 or 28.8%, from operating expenses of $13,004,545 for the fiscal year 2001. The decrease occurred notwithstanding an increase in research expenses resulting from product development projects.This decrease resulted from several factors. In the prior year we had a write-down of software development costs and goodwill in the amount of approximately $2,500,000. Selling and general & administrative expenses in the current year decreased by approximately $1,050,000, substantially as a result of the reduction of staff as reflected in a decrease in 2002 in salaries decreased by approximately $705,000. Savings also resulted from the closing of the London offices and lower legal costs.

Capitalized software costs for the fiscal year ended April 30, 2002 were $264,000, as compared to $262,000 for the prior fiscal year. There were no capitalized software costs from NCI during the fiscal year. All remaining capitalized costs are being amortized on a straight-line basis over the estimated five-year marketing life of the software.

We had a net loss of $4,706,932 for the fiscal year 2002, as compared to a net loss of $12,042,760 for the fiscal year 2001. The loss in 2001 includes approximately $2,410,000 charge reflecting a change in accounting principles. The decrease in net loss is attributable to the factors discussed above.

During the third quarter of fiscal year 2002, we began initiatives to eliminate a large portion of our corporate overhead and cash expenditure to be more in line with revenues. This reduction in costs did not have an adverse impact to the operating companies of the group.If, however, we do not have increased orders our revenues will decrease and the loss will increase.


We have net operating loss carry-forwards of approximately $15,000,000 as of April 30, 2002. The use of such net operating loss carry-forwards, as an offset against future taxable income in any particular year may be limited.

Liquidity and Capital Resources

The Company's working capital deficit increased from $4,075,488 at April 30, 2001 to $7,054,110 at April 30, 2002. The increase in our working capital deficit was primarily as a result of the application of working capital to fund our current period loss. Presently, the Company does not have sufficient capital resources to pay past accrued liabilities and current operations. If our revenues do not increase and if we do not obtain financing we may not continue as a going concern.


In the past we depended upon cash flow from operations to finance our current working capital requirements. Throughout fiscal year 2002 and particularly in the last quarter of the year, we have had extreme liquidity issues. As a result of the capital shortage certain executive officers have advanced funds including our chief executive who has also deferred salaries owed to him. As a result of our cash flow situation we have had problems meeting our obligations including payroll and payroll taxes and have defaulted on a number of agreements and arrangements we have entered into. As a result of our problems we have cut costs significantly including reducing the staff of our subsidiaries. We have embarked upon a program to enter arrangements to reduce and or defer payments of our obligations. Some of our creditors have accepted our proposals and we are negotiating with others. In addition, we are hopeful that revenues from existing customers along with funds received from new business will alleviate some of our liquidity issues.

Our liquidity problems have arisen and future liquidity problems may arise in part from the timing of the cash payment for our installations. IFS is required to make substantial expenditures for installation prior to payment. As a result, we are required to fund a portion of the costs of configuration and installation of these products from available capital. Any substantial increase in the number of installations or delay in payment could create working capital shortages. We have and may in the future also expend significant funds in anticipation of performance of new contracts or business opportunities by retaining sales and other personnel. If such new contracts or anticipated business opportunities are delayed or if any contracts are terminated or new business opportunities are cancelled or acceptance of product delayed, we may experience working capital shortages. In any of these events, we may have a need for additional financing for current operations. We may seek alternative sources of financing to assist us with our working capital needs and to implement expansion plans, which can not be financed out of revenues. In these circumstances we would first look to strategic investments by our customers, distributors and partners prior to other investment vehicles if we solve our present problems and these problems occur again there, can be no assurance that additional financing requirements for operations will be available on terms acceptable to us if at all. Accordingly the Company may not then be able to continue as a going concern.

FORWARD LOOKING STATEMENT

The above statements and certain other statements contained in this annual report on Form 10-KSB is based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adequate financing (v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, and (vi) acceptance of new products, including TP-CMS and Business Centre(TM) by a significant number of customers.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III
ITEM 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant

Our directors and executive officers are as follows:

Name                    Age    Position
-------------------    -----   -----------------------------------------------
James Denney.............37    Director
Per Olof Ezelius.........52    Director, President & CEO, President & CEO of NCI
Michael DiGiovanna.......62    Director
Frank A. Pascuito........45    Director, President & CEO of IFS
Paul G. Reading..........52    Director
Carmen A. Pascuito.......42    Secretary and CFO

James W. Denney, serves as a director and is currently the President of Mohawk Asset Management, Inc., an investment advisor company. Mr. Denney has been a director since April 2001. He is also the President of Electric City Funds, Inc. and is the Portfolio Manager of the Electric City Value Fund. Mr. Denney previously served as the Mayor of the Village of Scotia, New York.

Simon J. Theobald served as our Chairman of the Board and Chief Executive Officer from December 2000 to October 2001. Mr. Theobald remained as a director until November 1, 2001.

Per Olof Ezelius serves as our President and CEO and serves as President and Chief Executive Officer of NCI. Mr. Mr. Ezelius served as the President and CEO of our IFS subsidiary for a brief period during the fiscal year. Ezelius has been a director since January 1998. He was elected Chief Operating Officer in May 2001. Mr. Ezelius has been President and CEO of NCI since April 1993. Previously, Mr. Ezelius was Vice President of Worldwide Sales and Chief Operating Officer of NCI and Vice President of Marketing and Project Management for Inter Innovation AB in Stockholm, Sweden. Mr. Ezelius started his career in 1971 in the systems design and application software development area for the first generation of programmable bank branch automation systems.

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

Frank A. Pascuito serves as a one of our directors and is currently the President and Chief Executive Officer of IFS International, Inc. and Go2pay, Inc., Go2pay specializes in the processing of Internet payment transactions. Mr. Pascuito has been a director since 1989. Mr. Pascuito has served several other executive positions from 1989 to April 2000. Mr. Pascuito is a co-founder of IFS International's predecessor; Avant-Garde Computer Systems, Inc. Mr. Pascuito is a graduate of the State University of New York, at Potsdam with a B.S. in Computer Science.

Paul G. Reading serves as a director and since 1995 he has been engaged in providing consulting and advisory services through a corporate advisory and consulting company, which he controls. Mr. Reading has been a director since 2001. Prior to 1995 he was an executive director of Australian National Industries Limited, a diversified publicly listed manufacturing company. He is a Fellow of the Australian Society of Certified Practicing Accountants and a Fellow of the Australian Institute of Company Directors.

Carmen A. Pascuito has been our CFO since May 1999 and Secretary since December 1996 and our Controller since 1989. For a brief period during the fiscal year 2002, Mr. Pascuito served in a capacity other than CFO. Mr. Pascuito joined our IFS subsidiary in 1985 as a staff accountant and became its controller in 1988. Mr. Pascuito is a graduate of Siena College with a B.A. degree in Accounting.

David L. Hodge resigned as a director in December 2001. Mr. Hodge had been a director since 1997.

Frank A. Pascuito and Carmen A. Pascuito are brothers.

We have appointed an Audit Committee consisting of Director Michael DiGiovanna. Mr. Denney resigned from this committee and as our Chairman in August 2002.

We have also appointed a Compensation Committee Consisting of Michael DiGiovanna and James Denney. Mr. Theobald served on this committee prior to his departure.

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

ITEM 10. Executive Compensation

The following table sets forth information concerning compensation paid or accrued by us or any of our subsidiaries for services rendered during the fiscal years ended April 30, 2002, 2001 and 2000 by our Chief Executive Officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended April 30, 2002. During this year, Mr. Simon Theobald was chief executive officer until November 1, 2001 and Mr. Per Olof Ezelius has been chief executive officer since such time.


                           SUMMARY COMPENSATION TABLE

                            Annual Compensation           Long-Term Compensation
                                                         Other
                                                         Annual       Securities
Name and                 Fiscal                          Compen-      Underlying
Principal Position        Year     Salary       Bonus    sation        Option(s)
 --------------------- --------  ------------  --------  ---------   -----------
Simon Theobald...........  2002     78,590(1)       -       -                 -
Former Chairman            2001    191,375(2)       -       -                 -
and CEO                    2000    329,327          -       -                 -

Frank Pascuito...........  2002    3,462(3)         -    10,000(4)            -
President and CEO          2001       -             -       -                 -
IFS International, Inc.    2000    169,212          -     56,063(5)       5,183

Per Olof Ezelius.........  2002    150,000(6)              5,912(5)          -
President and CEO          2001    151,500          -      4,758(5)           -
Network Controls Int'l.    2000    151,400          -     16,195(5)           -

(1)represents amounts actually paid to Mr. Theobald. All accrued amounts through fiscal year 2002 have been settled by a termination agreement.

(2) includes commissions from direct sales efforts in the initial part of the year

(3)accrued, unused and unpaid at April 30, 2002

(4) consulting fees paid to Mr. Pascuito prior to becoming a full time employee

(5) accrued, unused and unpaid at April 30, 2002

(6)Amount includes $31,250 accrued and unpaid at April 30, 2002.

Set forth below with respect to the executive officers named in the Summary Compensation is further information concerning options to purchase common stock under the Company's stock option plans, and employment agreements.


               Option Grants in Fiscal Year Ended April 30, 2002

                    Number of
                    Shares             % of Total
                    of Common Stock    Options
                    Underlying         Granted to
                    Options            Employees in    Per Share           Expiration
Name                Granted            Fiscal Year     Exercise Price      Date
-------             -----------------  -------------   ---------------     -----------
Paul G. Reading.....25,000              52.6%           $0.33               08/26/2011



                          Fiscal Year End Option Values


                                                        Number of Securities           Value of Unexercised
                         Number of Shares               Underlying Unexercised               In-the-Money
                         of Common Stock                Options as of            Options as of April 30, 2002(1)
                         Acquired on                    April 30, 2002
Name                     Exercise          Value
                                           Realized     Exercisable  Un-exercisable   Exercisable  Un-exercisable
----------------------   ----------------  ----------   -----------  --------------- ------------  --------------
Per Olof Ezelius,
President and CEO
Network Controls Int'l. .......0             $0         43,000             0           $0                $0

Michael D. DiGiovanna,
 Director......................0             $0         10,620        14,380           $0                $0

James W. Denney,
 Director......................0             $0          8,956        16,044           $0                $0

Frank Pascuito,
 Director......................0             $0        338,140             0           $0                $0

PaulG.Reading,
 Director......................0             $0          5,583         19,417          $0                $0



(1) Based on an average market price of $0.10 per share at April 30, 2002.

EXECUTIVE COMPENSATION AGREEMENTS

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

The original employment agreement provides for Mr. Ezelius to receive an annual base salary comprised of a fixed portion totaling $150,000 per year and an annual performance bonus. Mr. Per Olof Ezelius has deferred a portion of his salary.

The agreement with Mr. Theobald, our former chief executive officer, has been terminated.


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

As of April 30, 2002, there were commitments to issue 1,189,769 shares of common stock under the 1998 plan. Of these shares, 283,000 shares are subject to options granted to officers and directors and the balance of shares are subject to options granted to non-officer employees and former directors. The exercise prices range from $0.33 to $4.90, under the 1998 Plan and expire in various years between 2007 - 2011.

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

The 1988 Plan provides for the issuance of options to purchase common stock to key employees, officers, directors and consultants. As of April 30, 2002, there were options outstanding to purchase 118,290 shares of common stock under the 1988 Plan. All options are exercisable at prices ranging from $1.00 to $3.50 per share and expire in various years between 2002 - 2009. As of April 30, 2002, there were no options available for grant to purchase shares of common stock under the 1988 Plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 29, 2002 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of ours, (iii) each named officer, (iv) and all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The following table does reflect common stock issuable pursuant to stock options exercisable within sixty days.



Name and Address of             Number of Shares    Percentage
Beneficial Owner                Beneficially Owned  of Class
------------------------------  ------------------  ----------
Per Olof Ezelius................1,628,030(1)          18.4%
Nine Woodlawn Green
Charlotte, NC 28217

Michael D. DiGiovanna...........11,987(2)              0.1%
599 Lexington Ave.
New York, N.Y. 10017

James W. Denney.................90,324(5)              1.0%
112 Erie Boulevard
Schenectady, New York  12305

Paul Reading.....................7,051(4)              0.1%


Frank A. Pascuito..............460,321(6)              5.0%

Chris Van Brugge.............1,087,767(7)             12.2%
Level 5
504 Pacific Highway
St. Leonards
New South Wales 2065
Australia

Hestian Pty Limited............673,100(7)              5.6%
Level 5
2 Paddington StreetPaddington
New South Wales 2021
Australia
All directors, executive officers, and known 5%
or more shareholders as a group
(7 persons)................................................

(1) Includes 43,000 shares issuable upon exercise of stock options.

(2) Includes 11,987 shares issuable upon exercise of stock options.

(3) Includes 10,324 shares issuable upon exercise of stock options.

(4) Includes 6,951 shares issuable upon exercise of stock options.

(5) Includes 80,000 shares owned beneficially and of record by Electric City Value Fund. Mr. Denney is President of Electric City Funds, Inc., which contains Electric City Value Fund as an investment series, and of Mohawk Asset Management, Inc., Electric City Funds investment advisor. Mr. Denney disclaims beneficial ownership of the shares owned by said entity for all other purposes.

(6) Includes 338,140 shares issuable upon exercise of stock options.

(7) Includes in each case immediately exercisable warrants to purchase 100,000 shares of the Company's common stock. Of the share beneficially owned by Mr. Van Brugge are owned by an entity indirectly controlled by Mr. Van Brugge. Mr. Van Brugge and Hestian and related parties to them have entered into an Agreement to file certain reports required under the federal securities laws. Mr. Paul Reading is a designee of Hestian and Van Brugge.


ITEM 12. Certain Relationships and Related Transactions

In April 2000, we entered into an agreement with Go2pay, Inc., controlled by Mr. Frank Pascuito, one of our directors. Go2pay received a non-exclusive license from us to utilize our technology in connection with the operation of a regional Internet processing center for financial institutions. The agreement provides for the issuance to us of 30% of the stock of this corporation upon the initial capitalization of the entity. We have permitted this entity to utilize our premises and have advanced amounts to this entity. The entity is required to repay us from operations for these advances and for the use of our premises. Mr. Pascuito also agreed to terminate his employment agreement with us. In February 2001 the agreement was amended to provide for the repayment of advances totaling approximately $373,000 by monthly installments of $10,000 with this amount increasing in proportion to the processing center's revenues. All amounts due from Go2ay at April 30, 2002 have been fully reserved.

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

The Company has entered into a finder's agreement with an entity controlled by Paul Reading. No amounts are due this entity to date.


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

In November 2001 we entered into a termination agreement with Simon Theobald, our former Chief Executive Officer. Pursuant to this agreement we agreed to settle all claims for salary, advances and other compensation Mr. Theobald may have for $200,000 payable in installments. We have defaulted on these payments.

As of April 30, 2002 Mr. Per Olof Ezelius has advanced approximately $159,000 to us on a secured basis. Prior to the termination agreement with Mr. Theobald, Mr. Theobald advanced amounts to the Company for operating expenses. .

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

4.16 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P. (8)

4.17 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P. (8)

4.18 Warrant to purchase common stock dated as of February 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P. (8)

4.19 Securities Purchase Agreement dated March 23, 2000 between IFS International Holdings, Inc. and the Shaar Fund.(8)

4.20 Warrant Agreement dated March 23, 2000 between IFS International Holdings, Inc. and the Shaar Fund.(8)

4.21 Registration   Rights   Agreement   dated  March  23,  2000  between  IFS
International Holdings, Inc. and the Shaar Fund.(8)

10.1     *   1998 Stock Plan (5)

10.2     *   1996 Stock Option Plan (1)

10.3     *   1988 Stock Option Plan (1)

10.6 Digital Prime Contracting Agreement, dated June 6, 1994, between the Company and Digital Equipment International BV (1)

10.7 Software Development and License Agreement, dated July 8, 1996, between the Company and Visa International Service Association (1)

10.8     *   Employment Agreement, dated as of May 12, 1998 between the Company and David L. Hodge. (6)

10.8b    *   Amendment to Employment Agreement, dated as of January 22, 1999 between the Company and David L. Hodge. (7)

10.8c    *   Second amendment to Employment Agreement, dated as of January 31,
2000 between IFS International, Inc. and David L. Hodge.

10.8d    *   Third amendment to Employment Agreement, dated as of March 9, 2000 between IFS International, Inc. and David L. Hodge.

10.9     *   Employment Agreement, dated as of May 12, 1998, between the Company and Frank A. Pascuito. (6)

10.9b    *   Amendment to Employment Agreement, dated as of January 22, 1999, between the Company and Frank A. Pascuito. (7)

10.10    *   Employment Agreement, dated as of May 12, 1998, between the Company and Simon J. Theobald. (2)

10.10b   *   Amendment to Employment Agreement, dated as of January 22, 1999, between the Company and Simon J. Theobald. (7)

10.10c   *   Second amendment to Employment Agreement, dated as of January 31,
2000 between IFS International, Inc. and Simon J. Theobald.

10.10d   *   Third amendment to Employment Agreement, dated as of March 9, 2000 between IFS International, Inc. and Simon J.Theobald.

10.11    *   Extension Agreement, dated as of May 12, 1998 between the Company and Per Olof Ezelius. (6)

10.12 Purchase and Sale Agreement, dated as of December 17, 1996, between the Company and Trustco Bank, National Association. (1)

10.13 Form of Consulting and Investment Banking Agreement between the Company and the Underwriter. (1)

 10.14 Promissory Note dated March 14, 1997, between the Company and Key Bank of New York. (3)

10.15    *   Consulting agreement dated April 9, 1997, between the Company and
Jerald Tishkoff. (6)

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

10.23 Amended and Restated Mortgage Note, dated as of April 15, 1999, between the Company New York Business Development Corporation. (7)

10.24 General Security Agreement dated as of April 15, 1999, between the Company and Hudson River Bank and Trust Company. (7)

10.25 Stock Purchase Agreement dated as of December 6, 1999 between IFS International, Inc. and Global Insight
                      Group, Ltd.

10.26 Advisory Agreement dated as of January 25, 2000 between IFS International Holdings, Inc. and Commonwealth Associates, L.P.

10.27 Agreement dated as of April 4, 2000 between IFS International Holdings, Inc. and Frank Pascuito.

10.28    *   Consulting Agreement dated as of March 1, 1999 between IFS
International Holdings, Inc. and John P. Singleton.

10.29    *   Agreement for Services dated as of March 1, 1999 between IFS
International Holdings, Inc. and John P. Singleton.

10.29b   *   Amendment to Services Agreement dated as of January 31, 2000 between IFS International Holdings, Inc. and John P. Singleton.

10.29c   *    Second amendment to Services Agreement dated as of March 9, 2000 between IFS International Holdings, Inc. and John P. Singleton

21.1         Subsidiaries of the Company

23           Consent of Independent Certified Public Accountants

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

(3) Reports on Form 8-K filed during the three months ended April 30, 2002:

         None

                                                IFS International Holdings, Inc.
                                      Index to Consolidated Financial Statements




Independent Auditor's Report.................................................F-2


Consolidated Financial Statements

     Balance sheet...........................................................F-3
     Statements of operations................................................F-4
     Statements of shareholders' equity (deficit)............................F-5
     Statements of cash flows................................................F-6
     Notes to consolidated financial statements.......................F-7 - F-20

                                                    Independent Auditor's Report




To the Board of Directors and Shareholders
IFS International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of IFS International Holdings, Inc. and subsidiaries as of April 30, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFS International Holdings, Inc. and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $4.7 million during the year ended April 30, 2002, and, as of that date, had a working capital deficiency of approximately $7.1 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these maters are discussed in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company changed its revenue recognition accounting policy, effective May 1, 2000.



URBACH KAHN & WERLIN LLP





Albany, New York
August 6, 2002

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements
                                                                  April 30, 2002

ASSETS
CURRENT ASSETS
Cash                                                                    $ 16,583
Trade accounts receivable, net                                           681,369
Costs and estimated earnings in excess of
 billings on uncompleted contracts                                       125,192
Inventory                                                                 21,608
Other current assets                                                     236,699
                                                                         -------
Total current assets                                                   1,081,451
                                                                       ---------
PROPERTY, PLANT AND EQUIPMENT, net                                     2,067,551
                                                                       ---------
OTHER ASSETS
Capitalized software and product enhancement costs, net                  451,047
Excess of cost over fair value of net assets of business acquired, net   445,398
Investments                                                               53,991
Other                                                                     87,144
                                                                          ------
Total other assets                                                     1,037,580
                                                                       ---------
                                                                       4,186,582
                                                                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable                                                        $ 2,199,428
Accounts payable                                                       1,229,253
Accrued compensation and related liabilities                           1,314,517
Accrued expenses and other                                             1,851,537
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                                285,339
Deferred revenue and customer deposits                                 1,255,487
                                                                       ---------
Total current liabilities                                              8,135,561
                                                                       ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 25,000,000 shares authorized:
Series B, 161,250 shares issued and outstanding, liquidation
preference $11.50 per share                                                  161
Series 2000-1,533,994 shares issued and outstanding, liquidation
preference $2.50 per share                                                   534
Common stock, $.001 par value; 50,000,000 shares authorized,
8,809,122 shares issued                                                    8,811
Additional paid-in capital                                            17,370,438
Accumulated deficit                                                 (21,297,357)
Accumulated other comprehensive income (loss)                           (21,266)
                                                                        -------
                                                                     (3,938,679)
Treasury stock, 5,000 common shares at cost                             (10,300)
Total stockholders' equity (deficit)                                 (3,948,979)
                                                                     ----------
                                                                     $ 4,186,582
                                                                     ===========

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements
                                                                  April 30, 2002



                                                           2002          2001
Revenues:
Software license and installation contract fees         $4,202,312   $ 2,554,545
Hardware sales                                             139,413       301,091
Service and maintenance revenue                          3,495,990     3,792,543
                                                         ---------     ---------
                                                         7,837,715     6,648,179
                                                         ---------     ---------
Cost of revenues:
Software license and installation contract fees          1,288,650     1,589,958
Hardware sales                                              33,262        61,317
Service and maintenance revenue                          1,355,578     1,261,031
                                                         ---------     ---------
                                                         2,677,490     2,912,306
Gross profit                                             5,160,225     3,735,873
Operating expenses:
Research and development                                 2,047,535     1,704,627
Salaries                                                 2,717,699     3,423,277
Selling, general and administrative                      2,941,754     3,989,431
Rent and occupancy                                         573,662       648,867
Other                                                      681,925       705,005
Writedown of capitalized software and product enhancement
costs and excess of cost over fair value of net assets
of business acquired                                       300,000     2,533,338
                                                           -------     ---------
                                                         9,262,575    13,004,545
                                                         ---------    ----------
Loss from continuing operations                         (4,102,350)  (9,268,672)
Other income (expense):
Interest expense                                          (221,852)    (373,946)
Interest income                                              2,853        28,152
Other income (expense)                                      (4,721)    (238,010)
                                                            ------     --------
Loss from continuing operations before income taxes     (4,326,070)  (9,852,476)
(Provision) credit for income taxes                         (1,532)      106,930
                                                            ------       -------
Loss from continuing operations                         (4,327,602)  (9,745,546)
(Loss) income from discontinued operations                (379,330)      116,862
                                                          --------       -------
Loss before cumulative effect of
change in accounting principle                          (4,706,932)  (9,628,684)
Cumulative effect of change in accounting principle           -      (2,414,076)
                                                        -----------   ----------
Net loss                                              $ (4,706,932)$(12,042,760)
                                                      ============ ============

                                                                              2002                     2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (4,706,932)            $ (12,042,760)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization                                                968,387                  1,468,758
Other non-cash items                                                         203,113                     90,450
Writedown of capitalized software and product enhancement
costs and excess of cost over fair value of business acquired                300,000                  2,533,339
Changes in operating assets and liabilities:
Inventory                                                                     22,295                     40,431
Trade accounts receivable, net                                             1,786,960                  1,053,222
Costs, estimated earnings and billings on uncompleted
contracts                                                                 (1,242,594)                 2,316,076
Other assets and receivables                                                 797,263                    245,607
Accounts payable                                                             460,066                     94,227
Accrued expenses                                                           1,386,700                    674,302
Deferred revenue and customer deposits                                       108,458                    130,795
                                                                             -------                    -------
Net cash provided by (used in) operating activities                           83,716                (3,395,553)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          (14,449)                 (293,446)
Other                                                                           -                      (10,000)
Capitalized software and product enhancement costs                          (264,251)                 (995,525)
Acquisition of treasury stock                                                   -                      (10,300)
                                                                            ---------                ----------
Net cash used in investing activities                                       (278,700)                1,309,271)
                                                                            --------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                                   (80,793)                 (176,840)
Proceeds from notes payable                                                  159,000                       -
Proceeds from issuance of common stock and warrants                             -                     1,250,175
Proceeds from issuance of preferred stock                                       -                     1,322,624
                                                                           ---------                 ----------
Net cash provided by financing activities                                     78,207                  2,395,959
                                                                              ------                  ---------
Effect of exchange rate changes on cash                                       16,808                     43,138
                                                                              ------                     ------
Decrease in cash                                                             (99,969)               (2,265,727)
Cash:
Beginning of year                                                            116,552                  2,382,279
                                                                             -------                  ---------
End of year                                                                 $ 16,583                  $ 116,552


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest                                                                   $ 239,989                $ 268,496
                                                                           =========                =========

Income taxes                                                                 $ 1,532                  $ 54,405
                                                                             =======                  ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued expenses exchanged for common stock                                 $ 13,147                 $    -
                                                                            ========                 ==========

PURCHASE OF NETWORK CONTROLS INTERNATIONAL, INC.
Fair value of assets acquired                                              $ 146,720                $ 1,241,284
Capital stock issued                                                        (146,720)                (1,241,284)
                                                                            --------                 ----------
Liabilities assumed                                                           $ -                      $ -
                                                                           ==========                ===========

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements

NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Description of Business

          The consolidated financial statements include the accounts of IFS International Holdings, Inc. (Holdings) (a Delaware corporation) and its wholly-owned subsidiaries, IFS International, Inc. (IFS), and Network Controls International, Inc. (NCI) (all collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

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

Revenue recognition:

The Company generates several types of revenue, including the following:

          Software License and Installation Contract Fees. The Company's standard license agreement for the Company's products provides for an initial fee to use the product in perpetuity at designated, or up to, a maximum number of sites. For a portion of the year ended April 30, 2001, fees from licenses were recognized as revenue upon delivery of core software, provided that fees were fixed or determinable and collection was probable. Fees from licenses sold together with consulting services were also generally recognized upon shipment provided that the above criteria were met and payment of the license fees was not dependent upon the performance of the consulting services. In instances where the aforementioned criteria were not met, both the license and consulting fees were recognized under the percentage of completion method of contract accounting.

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

          In accordance with SAB 101, revenue from software installation contracts is recognized on the percentage-of-completion method, measured by the ratio of costs incurred to date to management's estimates of total anticipated costs. This method is used because management considers costs incurred to be the best available measure of progress on software installation contracts. Because of the inherent uncertainties in estimating contracts, it is at least reasonably possible that the Company's estimates of costs and revenues will change in the near term. Uncertainty inherent in initial estimates is reduced progressively as work on the contract nears completion.

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

Basic and diluted net loss per share:

          Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the years ended April 30, 2002 and 2001.

Comprehensive income (loss):

          Comprehensive income (loss) in accounted for in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS No. 130"). Comprehensive income (loss) of the Company includes net income (loss), adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial.

Asset impairment assessments:

          The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of assets is less than the carrying value. Impairments of capitalized software and product enhancement costs and writedowns of other intangibles were recognized in the years ended April 30, 2002 and 2001 (Notes 3 and 6).

Reclassification:

          Certain items have been reclassified in the 2001 financial statements to conform to the current year's presentation.

Recent accounting pronouncements:

          During 2002, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. The adoption of SFAS 133 did not have a significant impact on the consolidated results of operations or financial position of the Company.

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Summary of Significant Accounting Policies, Continued

Recent accounting pronouncements, continued:

          The Company also adopted the provisions of FAS No. 141, "Business Combinations" ("FAS 141") during 2002 and will adopt the provisions of FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") on May 1, 2002. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". The adoption of FAS 141 did not have a material impact on the results of operations or financial condition of the Company. The impact of the adoption of FAS 142 has not been fully determined but is not expected to be material.

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


NOTE 3.      ACQUISITIONS

Network Controls International, Inc.

          In January 1998, the Company acquired Network Controls International, Inc. (NCI). NCI is engaged primarily in the sale of computer equipment and software to financial institutions. NCI also sells related services including installation, training, consulting and programming. NCI has two wholly-owned subsidiaries which provide marketing and sales support to customers in European markets. The subsidiaries are as follows:

                           Network Controls International Ltd. (London)
                           Network Controls GmbH (Germany) (Inactive)

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

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


NOTE 3.      ACQUISITIONS, CONTINUED

Network Controls International, Inc., Continued

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

          During 2001, approximately 586,000 shares of common stock were issued pursuant to the agreement for the financial performance of NCI for the year ended April 30, 2000. In September 2000, the acquisition agreement was amended to eliminate any additional contingent consideration.

          The excess of the cost of acquiring NCI over the fair value of net assets acquired, including the fair value of contingent shares issued aggregated $2,747,000. In January 2001, the Company wrote down the carrying value of this excess by approximately $1,060,000 as circumstances indicated that the carrying value was not fully recoverable. In addition, the amortization period for this intangible was revised to five years (previously eight). In April 2002, the Company further wrote down the carrying value by $300,000. The effect of this change in estimate for the year ended April 30, 2001 was not material. Amortization approximated $372,000 and $355,000 for the years ended April 30, 2002 and 2001, respectively.

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

          The GIG acquisition agreement, as amended, provided for the issuance of additional shares based upon the net earnings of GIG (as defined) for the calendar year ended December 31, 2000. During 2002, approximately 432,000 shares were issued pursuant to the financial performance of GIG and were recorded as additional purchase costs.

          In October 2001, the Company entered into a termination agreement with the principals of GIG and disposed of its operations (Note 20).

On-Point Technology Systems, Inc.

          In May 2000, the Company purchased the assets of On-Point Technology Systems, Inc. (On-Point) in exchange for 20,179 shares of common stock. The accounts of On-Point were not material.

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


NOTE 4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts are summarized as follows:


Expenditures on uncompleted contracts                                 $1,116,871
Estimated earnings thereon                                             1,504,556
                                                                      ----------
                                                                       2,621,427
Less billings to date                                                  2,781,574
                                                                      ----------
                                                                      $(160,147)
                                                                      =========


These costs and estimated earnings are included in the accompanying balance sheet under the following captions:


Costs and estimated earnings in excess of billings
on uncompleted contracts                                                $125,192
Billings in excess of costs and estimated
earnings on uncompleted contracts                                      (285,339)
--------------------------------------------------------------------------------
                                                                      $(160,147)




NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


Building                                                              $1,917,731
Machinery and equipment                                                2,061,155
Furniture and fixtures                                                   605,411
Leasehold improvements                                                   143,014
                                                                         -------
                                                                       4,727,311
Less accumulated depreciation                                          2,659,760
                                                                       ---------

Property, equipment and improvements, net                             $2,067,551


          Depreciation   related  to  property,   equipment,   and  improvements
          approximated $327,000 and $352,000 for the years ended April 30, 2002 and 2001, respectively.

          The land underlying the Company's New York facility is subject to a long-term ground lease arrangement with no annual rental requirements.


NOTE 6.      CAPITALIZED SOFTWARE AND PRODUCT ENHANCEMENT COSTS

          Capitalized software and product enhancement costs consist of the following:


Capitalized software and product enhancement costs                    $1,131,636
Less accumulated amortization                                          (680,589)
                                                                       --------

Capitalized software costs, net                                         $451,047
                                                                        ========


          Amortization expense approximated $284,000 and $762,000 for the years ended April 30, 2002 and 2001, respectively.

          In January 2001, the Company wrote down previously capitalized software development and product enhancement costs of approximately $1,470,000. These costs were deemed to be impaired as

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


          circumstances   indicated  that  the  carrying  value  was  not  fully
          recoverable, based on estimates of future cash flows.

NOTE 7.      NOTES PAYABLE

Notes payable consists of the following:



Two mortgage notes payable, bank, monthly payments of $3,582 and  $4,863,  including  interest  on both at 8%,  with  the entire unpaid principal and accrued interest due April 2009.
The notes are  secured by a mortgage  on the  Company's  New
York  operating  facility.  Interest  on both  notes will be adjusted,  in April 2004, to the weekly  average yield to an investor of United States Treasury Securities, adjusted to a
constant maturity of five years, plus 3%.                             $1,005,869

Mortgage  note  payable,  public  benefit  corporation,
monthly  payments  of $8,433,  including  interest at 8.11%, with the entire unpaid  principal  and accrued  interest due
April  2009.  The note is also  secured by a mortgage on the
Company's New York operating facility.                                   943,538

Restructured note payable,  government agency, principal and interest payments of $3,804 per month, including interest at
7.5%,   due  April  2002.   This  note  is   unsecured   and
subordinated to substantially all other debt.                             91,021

Notes  payable,  officer  of  the  Company,  secured  by the
Company's accounts receivable.  The notes are due on demand.
Interest on the notes is charged at 10%.                                 159,000
                                    --                                   -------

                                                                      $2,199,428
                                                                      ==========


          Certain of the Company's notes payable require compliance with financial and non-financial covenants. The Company is in violation of certain of these covenants and the underlying debt has been classified as current.

          During 2002 and 2001, convertible notes in the principal amount of $220,000 and $605,000, respectively, were converted into shares of common stock of the Company.


NOTE 8.      INCOME TAXES

          The provision (benefit) for income taxes consists primarily of state franchise and current foreign taxes (refunds) in 2002 and 2001. Deferred tax account balances at April 30, 2002 and 2001 were not material.

          The provision (benefit) for income taxes for the years ended April 30, 2002 and 2001 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income (loss) due to the following:

             [GRAPHIC OMITTED]

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


Deferred tax assets (liabilities) at April 30, 2002 are comprised as follows:

             [GRAPHIC OMITTED]

          At April 30, 2002, the Company has net operating loss carryforwards of approximately $15.7 million which begin to expire in 2004 to offset future federal taxable income. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.


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

          The following tables summarize option activity during 2002 and 2001 under stock option plans:

             [GRAPHIC OMITTED]

          Options outstanding at April 30, 2002 under the 1988 Plan, may be exercised at prices ranging from $1.00 to $3.50 per share. At April 30, 2002, 4,500 options are available for future issuance under this Plan. An aggregate of 332,779 shares of common stock has been reserved in connection with the 1988 Plan.

          The weighted-average remaining contractual life of outstanding options under the 1988 Plan is 4.2 years.

             [GRAPHIC OMITTED]

          An aggregate of 1,800,000 shares of common stock has been reserved in connection with the 1998 Plan. The weighted-average remaining contractual life of outstanding options under the 1998 Plan is 6.8 years. Options outstanding under the 1998 Plan may be exercised at prices

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


          ranging   from  $0.91  to  $4.90  per  share.   At  April  30,   2002,
          610,231 options were available for future issuance.


NOTE 9. STOCK OPTION PLANS, CONTINUED

          In accordance with APB 25, no employee compensation cost has been recognized in accounting for the stock option plans in 2002 or 2001. The impact on the net loss for 2002 and 2001, had compensation costs and fair values been determined pursuant to FAS 123 was not material. The weighted average fair value of options granted during 2001, for the purpose of FAS 123, is $1.21 per share, respectively.

          In accordance with FAS 123, the fair value of each option for 2002 and 2001 was estimated on the grant date using the Black-Scholes Single Option Model, assuming no dividend yield, and with the following assumptions: risk-free interest rates ranging from 1.73% to 5.01%; and volatility factors of the expected market price of the Company's common stock of 102% and 101%, respectively.

NOTE 10. EMPLOYEE BENEFIT PLANS

          The Company has adopted qualified profit sharing plans with 401(k) deferred compensation provisions. Substantially all employees are eligible to participate in either of the plans. The plans provide for contributions by the Company at the Board of Director's discretion and on a matched basis. Contributions under the plans approximated $102,000 during the year ended April 30, 2002 ($118,000 in 2001).

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leasing Arrangements

          The Company leases office space and certain equipment under operating leases. The lease arrangements generally contain renewal options at various terms. Approximate future minimum lease payments under noncancellable operating leases with an initial or remaining term of one year or more are as follows:

                                                           [GRAPHIC OMITTED]


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

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements

          125%, 150%, 175% and 200% of the closing bid on the anniversary date of the execution of the contract. The fair value of the warrants is not material.

NOTE 11. COMMITMENTS AND CONTINGENCIES, CONTINUED

Litigation and Claims

          In June 2001, the Company entered into an agreement with an investment banker to settle an outstanding arbitration claim alleging the Company failed to exercise its best efforts in registering common stock issuable under a warrant agreement (Note 15 - Other Warrant Issuances).

          Under the terms of the settlement, the Company agreed to pay the investment banker $160,000 ($10,000 per month beginning July 2001) and to reduce the exercise price of the warrants from $2.50 to $0.01 per share. Other non-financial terms were also agreed to including restrictions on sale rights of the underlying shares on the investment banker. The Company accrued in its April 30, 2001 financial statements, as selling, general and administrative, and other expense, costs approximating $825,000 representing the fair value of the decrease in the warrant exercise price, professional fees with respect to the settlement proceedings and amounts to be paid to the investment banker. All warrants were exercised during 2002. The Company is currently in default under the monthly payment arrangement

          In December 2001, a former board member commenced an arbitration proceeding seeking $292,000 for alleged breaches of certain consulting agreements and compensation for services rendered outside of the scope of the agreements. The Company has file an answer denying the material allegatios of the claim. A date for the arbitration hearing has not been scheduled.

          During 2002 a vendor commenced an arbitration proceeding against the Company seeking the recovery of legal fees of approximately $255,000.

NOTE 12. RELATED PARTY TRANSACTIONS

          Certain officers/directors receive commissions based upon a percentage of software license fees generated by their respective sales efforts. Approximately $37,000 was earned under the commission agreements during 2001 (none for 2002).

          The Company entered into a consulting agreement with a director in 1999 to provide consulting services through February 2002. The agreement provides for an annual fee of $120,000 plus reasonable and necessary business expenses. Consulting fees pursuant to this agreement were $80,000 for the year ended April 30, 2001. The agreement was cancelled in December 2000.

          Accounts payable and accrued expenses include approximately $59,000 and $150,000 as of April 30, 2002 and 2001, respectively, due to officers/directors.

          In April 2000, the Company acquired a 30% interest in Go2Pay, Inc., an entity controlled by an officer in the Company, in exchange for the right to use the Company's software products. No value was ascribed to this exchange. The Company also provided financing to Go2Pay, Inc. through April 30, 2001. Amounts due from Go2Pay at April 30, 2002 approximate $380,000. Due to the financial condition of Go2Pay, Inc., the Company reserved all amounts due from the related entity during 2002.

          Included in other assets at April 30, 2001 is approximately $6,500 due from an officer of the Company.

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


NOTE 13.     EXPORT REVENUES AND CERTAIN CONCENTRATIONS

          Total revenues considered export revenues, including sales of NCI's foreign subsidiaries, approximated $6,362,000 and $5,317,000, or 81% and 78% of total revenues, for the years ended April 30, 2002 and 2001, respectively. Such revenues were derived primarily from customers located in Europe, Eastern Europe, and the Far East.

NOTE 13.     EXPORT REVENUES AND CERTAIN CONCENTRATIONS, CONTINUED

          Approximately  21% and 18% of the Company's  total  revenues for the years ended April 30, 2002 and 2001,  respectively,  were  derived
          pursuant  to  a  relationship  with  one  computer   manufacturer  and
          approximately 20% and 5%, respectively, were derived pursuant to a reseller agreement.

NOTE 14. FOREIGN AND DOMESTIC OPERATIONS

             [GRAPHIC OMITTED]

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

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements

          preferred stock was converted into 1.1 shares of common stock. Holders of warrants and options to purchase preferred shares prior to the conversion may now exercise their rights for conversion into common shares at a ratio of 1.1 to 1.

NOTE 15. SHAREHOLDERS' EQUITY, CONTINUED

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


Issuance of Series 2000-1 Preferred Shares and Warrants

          During 2001, the Company sold 663,994 shares of Series 2000-1 preferred stock, and warrants to purchase up to 663,994 shares of common stock at an exercise price of $2.50. Proceeds from the sale of the preferred stock and warrants were $1,323,000, net of offering expenses. Each share of preferred stock is convertible into shares of common stock pursuant to a conversion formula based upon the market price of the common stock, subject to a market closing price floor of $2.25 per share. Warrants are also exercisable into common shares in the same manner for a period of five years. The Series 2000-1 preferred stock may be called by the Company beginning in August 2003. The Company is required to issue warrants to the placement agent equal to 15% of the units sold.


Private Placement

          In April 2001, the Company sold 850,000 shares (and warrants to purchase 200,000 shares at $2.00 per share through January 2003) of its common stock in a private placement for $850,000. In addition, the Company received $375,000 for 416,667 shares of common stock that was issued subsequent to April 30, 2001. Additionally, the Company granted the

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements

          purchaser an option to purchase up to 1.1 million common shares for $.90 per share through May 31, 2001.


NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair  value of the  Company's  financial  instruments,  consisting
          principally  of  cash  and  notes  payable,   has  been  estimated  to
          approximate their carrying amounts, based on current interest rates.

NOTE 17. INVESTMENTS

          The Company has a 21% (previously 42%) equity interest in a foreign joint venture arrangement. The joint venture is involved in establishing a EFT network in an Asian country and is currently in its start-up phase. The Company's total investment in the joint venture approximated $54,000 at April 30, 2002, and is classified as an other asset.


NOTE 18.   LIQUIDITY/MANAGEMENT PLANS

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended April 30, 2002, the Company incurred a net loss of approximately $4.7 million, had a working capital deficit of approximately $7.1 million at that date, and was in violation of certain debt covenants (Note 7). While there can be no assurances, management of the Company is of the belief, based upon current backlog and sales forecasts, together with recent reductions in personnel and other overhead items, that operations for fiscal year 2003 will be profitable and that working capital will be sufficient to sustain operations. In the absence of operating profits, management may also explore other opportunities including, but not limited to, additional private placements of its securities, and strategic investments by customers, distributors, partners, and others. Further, the Company may explore opportunities to refinance fixed assets and/or divest itself of operating divisions and other assets.


NOTE 19. FOURTH QUARTER RESULTS (UNAUDITED)

          Operations for the fourth quarter of 2002 include adjustments approximating $501,000 relating to adjustments to software and product enhancement costs previously capitalized, $300,000 related to the writedown of intangible assets and writedowns and allowances for doubtful accounts of $338,000. In addition, software license and installation contract fees for 2002 were reduced by approximately $1.7 million to adjust revenue initially recognized in the second quarter of 2002 a corresponding offset to bad debts in the third quarter of 2002.


NOTE 20.   DISCONTINUED OPERATIONS

          During 2002, the Company entered into a termination agreement with the principals of its subsidiary, Global Insight Group, Ltd. ("GIG"). The termination agreement provided for the return of the shares of GIG stock and approximately $50,000 to the GIG principals.

          Income (loss) from operations of GIG approximated ($285,000) and $117,000 for the years ended April 30, 2002 and 2001, respectively. A loss on disposition of approximately $92,000 was recorded during 2002 reflecting the writedown of net assets attributable to the division. No tax effect was provided due to the uncertainty of the realizability of tax benefits associated with the disposition of GIG.

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


NOTE 21.  EARNINGS PER SHARE

          Information with respect to earnings per share for the years ended April 30, 2002 and 2001 is as follows:

       [OBJECT OMITTED]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                IFS INTERNATIONAL HOLDINGS, INC.
                                                --------------------------------
                                                (Registrant)

Date: _August 13, 2002____                 By: \s\ Per Olof Ezelius
                                               ---------------------------------
                                               Per Olof Ezelius,
                                               Chief Executive Officer, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: _ August 13, 2002____                By: \s\ Per Olof Ezelius
                                              ----------------------------------
                                               Per Olof Ezelius,
                                               Chief Executive Officer, Director

Date: _ August 13, 2002____                By: \s\ Michael D. DiGiovanna
                                               ---------------------------------
                                               Michael D. DiGiovanna, Director

Date: _ August 13, 2002____                By:
                                               ---------------------------------
                                               James W. Denney, Director

Date: _ August 13, 2002____                By:
                                               ---------------------------------
                                               Paul G. Reading, Director

Date: _ August 13, 2002____                By: \s\ Frank A. Pascuito
                                               ---------------------------------
                                               Frank A. Pascuito, Director

Date: _ August 13, 2002____                By: \s\ Carmen A. Pascuito
                                               ---------------------------------
                                               Carmen A. Pascuito,
                                               Chief Financial Officer,
                                               Secretary