Form 10KSB/A
period 2002-04-30
IFS INTERNATIONAL HOLDINGS INC
filed 2002-08-21
CIK 808310

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]


Issuer's revenues for its most recent fiscal year is $7,837,715.

The aggregate market value of the Common Stock held by non-affiliates on August 5, 2002 was approximately $315,086.

As of August 5, 2002 there were 8,809,122 shares of IFS International Holdings, Inc. Common Stock outstanding.

                                     PART I


          This report on Form 10-KSB/A contains herewith forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Plan of Operations."


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

FORWARD LOOKING STATEMENT


The above statements and certain other statements contained in this annual report on Form 10-KSB/A is based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adequate financing (v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, and (vi) acceptance of new products, including TP-CMS and Business Centre(TM) by a significant number of customers.


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
                                                                     ----------
                                                                     $ 4,186,582
                                                                     ===========

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements
                                                                  April 30, 2002



                                                           2002          2001
Revenues:
Software license and installation contract fees         $4,202,312   $ 2,554,545
Hardware sales                                             139,413       301,091
Service and maintenance revenue                          3,495,990     3,792,543
                                                         ---------     ---------
                                                         7,837,715     6,648,179
                                                         ---------     ---------
Cost of revenues:
Software license and installation contract fees          1,288,650     1,589,958
Hardware sales                                              33,262        61,317
Service and maintenance revenue                          1,355,578     1,261,031
                                                         ---------     ---------
                                                         2,677,490     2,912,306
Gross profit                                             5,160,225     3,735,873
Operating expenses:
Research and development                                 2,047,535     1,704,627
Salaries                                                 2,717,699     3,423,277
Selling, general and administrative                      2,941,754     3,989,431
Rent and occupancy                                         573,662       648,867
Other                                                      681,925       705,005
Writedown of capitalized software and product enhancement
costs and excess of cost over fair value of net assets
of business acquired                                       300,000     2,533,338
                                                           -------     ---------
                                                         9,262,575    13,004,545
                                                         ---------    ----------
Loss from continuing operations                         (4,102,350)  (9,268,672)
Other income (expense):
Interest expense                                          (221,852)    (373,946)
Interest income                                              2,853        28,152
Other income (expense)                                      (4,721)    (238,010)
                                                            ------     --------
Loss from continuing operations before income taxes     (4,326,070)  (9,852,476)
(Provision) credit for income taxes                         (1,532)      106,930
                                                            ------       -------
Loss from continuing operations                         (4,327,602)  (9,745,546)
(Loss) income from discontinued operations                (379,330)      116,862
                                                          --------       -------
Loss before cumulative effect of
change in accounting principle                          (4,706,932)  (9,628,684)
Cumulative effect of change in accounting principle           -      (2,414,076)
                                                        -----------   ----------
Net loss                                              $ (4,706,932)$(12,042,760)
                                                      ============ =============

                                                IFS International Holdings, Inc.

                                 Consolidated Statements of Shareholders' Equity
                                             Years Ended April 30, 2002 and 2001


==================================================================================================================================
                                                     [---- Preferred Stock ----]       [---- Common Stock ----]
                                                            All Series
                                                    ----------------------------                                       Additional
                                                       Shares            Par            Shares             Par           Paid-in
                                                    Outstanding          Value        Outstanding         Value          Capital
----------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2000                             200,000         $     200       4,048,451        $    4,047    $ 11,859,424
Exercise of stock options                                   --                --          30,557                31          34,824
Issuance of preferred stock                            663,994               664       1,322,624                         1,323,288
Issuance of common stock in private placement                                            850,000               850         849,115
Conversion of preferred shares                         (93,000)              (93)        476,581               476            (383)
Conversion of notes payable                                                              706,323               706         750,601
Conversion of subordinated debenture                                                      59,722                60         268,690
Other issuances                                                                                                  3         374,980
Acquisition of 5,000 common shares for treasury
Issuance of additional common stock                         --
   for acquisition of Network Controls                      --
   International, Inc.                                                                   585,511               585       1,240,698
Issuance of common stock for acquisition                    --
   of OnPoint                                                                             20,179                20          89,980
Foreign currency translation adjustment                 43,138            43,138
Net loss
----------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2001                             770,994               771       6,777,324             6,778      16,790,553
Issuance of common stock in private placement               --                --         416,667               417            (417)
Conversion of preferred shares                         (75,750)              (76)        478,193               479            (407)
Conversion of notes payable and accrued interest            --                --         405,409               405         191,721
Exercise of warrants                                        --                --         300,000               300         242,700
Shares issued in connection with acquisition of
   Global Insight Group                                     --                --         431,529               432         146,288
Foreign currency translation adjustment                     --                --              --                --              --
Net loss                                                    --                --              --                --              --
----------------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2002                             695,244         $     695       8,809,122        $    8,811    $ 17,370,438
==================================================================================================================================




                                                                               Accumulated
                                                                                  other
                                                     Accumulated    Treasury   Comprehensive                  Comprehensive
                                                       Deficit       Stock     Income (Loss)      Total       Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2000                          $ (4,547,665)   $     --     $(81,213)    $  7,234,793
Exercise of stock options                                     --          --           --           34,855
Issuance of preferred stock                                                                      1,323,288
Issuance of common stock in private placement                                                      849,965
Conversion of preferred shares                                                                          --
Conversion of notes payable                                                                        751,307
Conversion of subordinated debenture                                                               268,750
Other issuances                                                                                    374,983
Acquisition of 5,000 common shares for treasury                      (10,300)                      (10,300)
Issuance of additional common stock                                                                     --
   for acquisition of Network Controls                                                                  --
   International, Inc.                                                                           1,241,283
Issuance of common stock for acquisition                                                                --
   of OnPoint                                                                                       90,000
Foreign currency translation adjustment                                            43,138           43,138           43,138
Net loss                                             (12,042,760)                              (12,042,760)     (12,042,760)
-----------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2001                           (16,590,425)    (10,300)     (38,075)         159,302    $ (11,999,622)
                                                                                                              =============
Issuance of common stock in private placement                 --          --           --               --
Conversion of preferred shares                                --          --           --               (4)
Conversion of notes payable and accrued interest              --          --           --          192,126
Exercise of warrants                                          --          --           --          243,000
Shares issued in connection with acquisition of
   Global Insight Group                                       --          --           --          146,720
Foreign currency translation adjustment                       --          --       16,809           16,809           16,809
Net loss                                              (4,706,932)         --           --       (4,706,932)      (4,706,932)
-----------------------------------------------------------------------------------------------------------------------------
Balances at April 30, 2002                          $(21,297,357)   $(10,300)    $(21,266)    $ (3,948,979)   $  (4,690,123)
=============================================================================================================================

                                                                              2002                     2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (4,706,932)            $ (12,042,760)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization                                                968,387                  1,468,758
Other non-cash items                                                         203,113                     90,450
Writedown of capitalized software and product enhancement
costs and excess of cost over fair value of business acquired                300,000                  2,533,339
Changes in operating assets and liabilities:
Inventory                                                                     22,295                     40,431
Trade accounts receivable, net                                             1,786,960                  1,053,222
Costs, estimated earnings and billings on uncompleted
contracts                                                                 (1,242,594)                 2,316,076
Other assets and receivables                                                 797,263                    245,607
Accounts payable                                                             460,066                     94,227
Accrued expenses                                                           1,386,700                    674,302
Deferred revenue and customer deposits                                       108,458                    130,795
                                                                             -------                    -------
Net cash provided by (used in) operating activities                           83,716                (3,395,553)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                          (14,449)                 (293,446)
Other                                                                           -                      (10,000)
Capitalized software and product enhancement costs                          (264,251)                 (995,525)
Acquisition of treasury stock                                                   -                      (10,300)
                                                                            ---------                ----------
Net cash used in investing activities                                       (278,700)                1,309,271)
                                                                            --------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                                   (80,793)                 (176,840)
Proceeds from notes payable                                                  159,000                       -
Proceeds from issuance of common stock and warrants                             -                     1,250,175
Proceeds from issuance of preferred stock                                       -                     1,322,624
                                                                           ---------                 ----------
Net cash provided by financing activities                                     78,207                  2,395,959
                                                                              ------                  ---------
Effect of exchange rate changes on cash                                       16,808                     43,138
                                                                              ------                     ------
Decrease in cash                                                             (99,969)               (2,265,727)
Cash:
Beginning of year                                                            116,552                  2,382,279
                                                                             -------                  ---------
End of year                                                                 $ 16,583                  $ 116,552


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the year for:
Interest                                                                   $ 239,989                $ 268,496
                                                                           =========                =========

Income taxes                                                                 $ 1,532                  $ 54,405
                                                                             =======                  ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Accrued expenses exchanged for common stock                                 $ 13,147                 $    -
                                                                            ========                 ==========

PURCHASE OF NETWORK CONTROLS INTERNATIONAL, INC.
Fair value of assets acquired                                              $ 146,720                $ 1,241,284
Capital stock issued                                                        (146,720)                (1,241,284)
                                                                            --------                 ----------
Liabilities assumed                                                           $ -                      $ -
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

          The provision (benefit) for income taxes for the years ended April 30, 2002 and 2001 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income (loss) due to the following:




                                                                     2002           2001
---------------------------------------------------------------  -----------------------------
Federal income tax (benefit) at statutory rates                   $(1,600,300)   $(3,306,000)
State income tax (benefit), net of federal benefits                  (563,300)      (583,020)
Franchise taxes                                                            425         58,081
Foreign taxes (refunds)                                                  1,107      (228,031)
Change in valuation allowance for net operating losses and
capitalized software and product enhancement costs                   2,163,600      3,952,040
--------------------------------------------------------------- ------------------------------
Provision (benefit) for income taxes                                 $   1,532    $ (106,930)
                                                                ==============================







                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


Deferred tax assets (liabilities) at April 30, 2002 are comprised as follows:


---------------------------------------------------------------- ---------------
Net operating loss carryforwards                                      $5,324,000
Valuation allowance                                                  (5,324,000)
---------------------------------------------------------------- ---------------
                                                                     $     -
                                                                 ===============

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

          The following tables summarize option activity during 2002 and 2001 under stock option plans:




                                                                      Shares Under Option
                                                                       Year Ended April 30


                                                                Weighted                        Weighted
                                                                 Average                         Average
                                                                Exercise                        Exercise
                  1988 Stock Option Plan          2002            Price          2001             Price
            ----------------------------------- ----------     -----------      ----------  ---------------
            Outstanding beginning of year         118,290          $ 0.93        142,790             $ 1.51
            Granted                                     -               -              -                  -
            Exercised                                   -               -        (20,000)             (1.00)
            Canceled                                    -               -         (4,500)             (1.25)
            -----------------------------------   --------     -----------      ----------    ---------------
            Outstanding end of year               118,290          $ 1.60        118,290             $ 1.60
                                                  =======          ======        =======             ======

            Exercisable                           118,290          $ 1.60        118,290             $ 1.60
                                                  =======          ======        =======             ======


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


                                                                      Shares Under Option
                                                                       Year Ended April 30
                                                                Weighted                          Weighted
                                                                Average                           Average
                                                                Exercise                          Exercise
                  1998 Stock Option Plan           2002           Price            2001              Price
            ----------------------------------- ------------    ------------    -------------    ---------------

            Outstanding beginning of year         1,525,061        $ 2.06        1,582,663             $ 2.18
            Granted                                  47,500          0.35          151,500               1.21
            Exercised                                     -             -          (10,557)             (1.41)
            Canceled                               (382,792)        (2.30)        (198,545)             (2.05)
            ----------------------------------- ------------    -----------     -------------    ---------------
            Outstanding end of year               1,189,769        $ 1.97        1,525,061             $ 2.06
                                                  ===========     ===========   ===========      ===============

            Exercisable                             988,078        $ 2.04        1,009,735             $ 2.06
                                                  ===========     ===========   ============     ===============


          An aggregate of 1,800,000 shares of common stock has been reserved in connection with the 1998 Plan. The weighted-average remaining contractual life of outstanding options under the 1998 Plan is 6.8 years. Options outstanding under the 1998 Plan may be exercised

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements


          at prices ranging from $0.91 to $4.90 per share. At April 30, 2002, 610,231 options were available for future issuance.


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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leasing Arrangements

          The Company leases office space and certain equipment under operating leases. The lease arrangements generally contain renewal options at various terms. Approximate future minimum lease payments under noncancellable operating leases with an initial or remaining term of one year or more are as follows:


          Year Ending April 30
          ---------------------------------------------- -------------
            2003                                              $193,600
            2004                                               192,400
            2005                                               164,400
          ---------------------------------------------- -------------
                                                              $550,400
                                                         =============


Marketing Agreement

          In May 2000, the Company extended its marketing agreement with a public relations firm for an additional two years. Pursuant to the renewed agreement, the Company is obligated to pay the firm $108,000 and has issued 200,000 common stock purchase warrants redeemable at exercise prices ranging from $8.50 to $15.00 per share. The Company has also agreed to issue additional warrants on the anniversary date of the execution of the contract to purchase 200,000 shares at various exercise prices. Each warrant is for 50,000 shares at prices of125%, 150%, 175% and 200% of the closing bid on the anniversary date of the execution of the contract. The fair value of the warrants is not material.

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements

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

NOTE 14. FOREIGN AND DOMESTIC OPERATIONS


                                                April 30, 2002                             April 30, 2001
                                     --------------------------------------     ----------------------------------------
                                                                   NCI                                           NCI
                                                                 Foreign                                        Foreign
                                            IFS          NCI    Subsidiaries         IFS            NCI      Subsidiaries
            ----------------------------- ------- ------------ ------------     ------------   ------------  ------------
            Net revenue from unaffiliated
              customers:
                 United States           $     -  $ 1,476,000      $     -        $1,159,000    $ 258,000     $ 65,000
                 Foreign               4,371,000      197,000    1,794,000         2,427,000    1,232,000    1,658,000
            ------------------------ ------------ ------------ ------------     -------------- ------------ ------------
                                     $ 4,371,000  $ 1,673,000   $1,794,000        $3,586,000  $ 1,490,000   $1,723,000
                                     ===========  ===========   ==========        ==========  ===========   ============

            Operating earnings (loss):
                United States       $(3,105,000) $(1,293,000)  $ (35,000)      $(6,353,000)   $(2,435,000)    $(156,000)
                 Foreign               (261,000)            -     (13,000)            47,000            -      (244,000)
            ------------------------ ------------ ------------ ------------     -------------- ------------ ------------
                                     $(3,366,000) $(1,293,000)  $ (48,000)      $(6,306,000)  $(2,435,000)    $(400,000)
                                     ===========  ===========  ============     ============   ============ ============
            Identifiable assets:
                 United States       $ 3,661,000    $ 159,000      $     -        $5,333,000  $ 1,309,000       $     -
                 Foreign                       -            -      367,000           408,000            -       539,000
            ------------------------ ------------ ------------ ------------     -------------- ------------ ------------
                                     $ 3,661,000    $ 159,000    $ 367,000        $5,741,000   $1,309,000      $539,000
                                     ===========  ============ ============     ============== ============ ============

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

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements

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

Private Placement

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements

          In April 2001, the Company sold 850,000 shares (and warrants to purchase 200,000 shares at $2.00 per share through January 2003) of its common stock in a private placement for $850,000. In addition, the Company received $375,000 for 416,667 shares of common stock that was issued subsequent to April 30, 2001. Additionally, the Company granted thepurchaser an option to purchase up to 1.1 million common shares for $.90 per share through May 31, 2001.

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

                                                IFS International Holdings, Inc.
                                      Notes to Consolidated Financial Statements

          tax effect was provided due to the uncertainty of the realizability of tax benefits associated with the disposition of GIG.

NOTE 21.  EARNINGS PER SHARE

          Information with respect to earnings per share for the years ended April 30, 2002 and 2001 is as follows:



                                                                       2002           2001
----------------------------------------------------------------- -------------- -------------
Basic and diluted net loss per share from continuing operations       $(0.56)         $(2.55)
                                                                 ============    ============
Basic and diluted net loss per share                                  $(0.61)         $(2.53)
                                                                 ============    ============
Weighted average common shares outstanding                       $7,715,000       $4,817,000
                                                                 ============    ============

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




Date: _ August 20, 2002____                By: \s\ Carmen A. Pascuito
                                               ---------------------------------
                                               Carmen A. Pascuito,
                                               Chief Financial Officer,
                                               Secretary