Form 10QSB
period 2002-07-31
IFS INTERNATIONAL HOLDINGS INC
filed 2002-09-23
CIK 808310

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549




                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the Quarterly Period ended July 31, 2002

                                       or

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

Common Stock, $.001 par value, 8,809,122 shares outstanding as of September 18, 2002.

                IFS International Holdings, Inc. and Subsidiaries


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
July 31, 2002 (unaudited) and April 30, 2002.................................2-3

Consolidated Statements of Operations,
Three months ended July 31, 2002 and 2001 (unaudited)..........................4

Consolidated Statements of Cash Flows,
Three months ended July 31, 2002 and 2001 (unaudited)..........................5

Notes to Consolidated Financial Statements (unaudited).......................6-8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations...............................9-11


                           Part II. Other Information


Item 1.  Legal Proceedings....................................................12

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                IFS International Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                               July 31,          April 30,
                                                                                 2002              2002
                                                                              (Unaudited)
                                                                            ----------------- -----------------
ASSETS

CURRENT ASSETS
   Cash                                                                            $75,346            $16,583
   Trade accounts receivable, net                                                1,035,810            681,369
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                      200,796            125,192
   Inventory                                                                        19,605             21,608
   Other current assets                                                            191,431            236,699
                                                                                ------------     ------------
      Total current assets                                                       1,522,988          1,081,451
                                                                                ------------     ------------
PROPERTY, EQUIPMENT AND IMPROVEMENTS, net                                        1,982,059          2,067,551
                                                                                ------------     ------------
OTHER ASSETS
   Capitalized software costs, net                                                 515,495            451,047
   Excess of cost over fair value of net assets of business acquired, net          445,398            445,398
   Investments                                                                      53,991             53,991
   Other                                                                            74,877             87,144
                                                                                ------------    -------------
      Total other assets                                                         1,089,761          1,037,580
                                                                                ------------    -------------
                                                                                $4,594,808         $4,186,582
                                                                                ============    =============

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                                    July 31,             April 30,
                                                                                      2002                 2002
                                                                                  (Unaudited)
                                                                                -------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of long term debt                                                2,215,621         $2,199,428
   Accounts payable                                                                    1,299,330          1,229,253
   Accrued compensation and related liabilities                                        1,194,353          1,314,517
   Accrued expenses and other                                                          2,281,328          1,851,537
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                                   176,082            285,339
   Deferred revenue and customer deposits                                              1,394,422          1,255,487
                                                                                      -----------        -----------
      Total current liabilities                                                        8,561,136          8,135,561
                                                                                      ------------       -----------
SHAREHOLDERS' (DEFICIT)
   Preferred stock, $.001 par value; 25,000,000 shares authorized:
    Series B, 161,250 shares issued and outstanding
     liquidation preference $11.50 per share                                                 161                161
    Series 2000-1, 533,994 shares issued and
     outstanding,                                                                            534                534
   liquidation  preference $2.50 per share
   Common stock $.001 par value; 50,000,000 shares
     authorized: 8,809,122 shares issued                                                   8,811              8,811
   Additional paid-in capital                                                         17,370,438         17,370,438
   Accumulated deficit                                                               (21,313,971)       (21,297,357)
   Accumulated other comprehensive income  (loss)                                        (22,001)           (21,266)
                                                                                     -------------      ------------
                                                                                      (3,956,028)        (3,938,679)
Less treasury stock, 5,000 shares, at cost                                               (10,300)           (10,300)
                                                                                     -------------      --------------
Total shareholders' equity (deficit)                                                  (3,966,328)        (3,948,979)
                                                                                     -------------      --------------
                                                                                      $4,594,808         $4,186,582
                                                                                     =============      ==============

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three             Three
                                                                      Months             Months
                                                                       Ended             Ended
                                                                   July 31, 2002     July 31, 2001
                                                                 ---------------   -----------------
Revenues:
   Software license and installation contract fees                   $711,042         $2,946,353
   Service and maintenance revenue                                    828,332            876,593
   Hardware sales                                                      78,098              6,272
                                                                 -------------      -------------
                                                                    1,617,472          3,829,218
                                                                 -------------      -------------
Cost of Revenues:
   Software license and installation contract fees                    188,261            323,635
   Service and maintenance revenue                                    293,012            344,365
   Hardware sales                                                      23,999                287
                                                                 -------------      -------------
Gross profit                                                        1,112,200          3,160,931
                                                                 -------------      -------------
Operating expenses:
   Research and development                                           275,224            512,632
   Salaries                                                           314,472            815,962
   Rent and occupancy                                                 124,258            153,020
   Selling, general and administrative                                283,198            742,864
   Other                                                               82,581            174,580
                                                                 -------------      -------------
                                                                    1,079,733          2,399,058
                                                                 -------------      -------------
Income from continuing operations                                      32,467            761,873

Other income (expense):
   Interest expense                                                   (47,398)           (94,108)
   Interest income                                                          -                263
   Other                                                               (1,683)            19,005
                                                                 -------------      -------------
Income (loss) from continuing operations before income taxes          (16,614)           687,033

Provision for income taxes                                                  -                  -
                                                                 -------------      -------------
Net (loss) income from continuing operations                          (16,614)           687,033

Loss from discontinued operations                                           -            (34,249)
                                                                 -------------      -------------
Net (loss) income                                                   $ (16,614)         $ 652,784
                                                                 =============      =============

Basic income (loss) per common share                                    $0.00              $0.09
                                                                 =============      =============
Weighted average common shares outstanding                          8,809,000          7,659,000
                                                                 =============      =============
Diluted income (loss) per common share                                  $0.00              $0.06
                                                                 =============      =============
Weighted average common and common equivalent shares
outstanding                                                         8,809,000         11,282,000
                                                                 =============      =============


See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Three Months Ended   Three Months Ended
                                                                                   July 31, 2002        July 31, 2001
                                                                                -------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                   $(16,614)             $652,784
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                     147,989               241,256
    Amortization of discount on notes payable                                               -                 2,402
    Changes in assets and liabilities:
    Inventory                                                                           2,003                (1,671)
    Trade accounts receivable, net                                                   (354,441)           (1,039,855)

    Costs, estimated earnings and billings on uncompleted contracts                  (184,861)             (368,813)
    Other current assets                                                               45,268                38,326
    Other receivables                                                                       -                99,321
    Accounts payable                                                                   24,077               324,520
    Accrued expenses                                                                  309,627               234,167
    Deferred revenue and customer deposits                                            138,935              (143,220)
                                                                                -------------------- --------------------
     Net cash provided by operating activities                                        157,983                39,217
                                                                                -------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Equipment purchases                                                                       -              (27,219)
    Capitalized software and license costs                                             (114,678)             (95,195)
                                                                                -------------------- --------------------
     Net cash  used in investing activities                                            (114,678)            (122,414)
                                                                                -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long term debt                                                (11,807)              (24,018)
    Advances from officers, net                                                          28,000                50,000
    Proceeds from issuance of stock                                                           -                     -
                                                                                -------------------- --------------------
     Net cash provided by  financing activities                                          16,193                25,982
                                                                                -------------------- --------------------

Effect of exchange rate changes on cash                                                    (735)               (4,012)
                                                                                -------------------- --------------------
Increase (decrease) in cash                                                              58,763               (61,227)
Cash:
    Beginning of year                                                                    16,583               116,552
                                                                                -------------------- --------------------
    End of period                                                                       $75,346               $55,325
                                                                                ==================== ====================

Supplemental Disclosures of Cash Flow Information
Cash paid during the three months for:
    Interest                                                                            $44,456               $26,134
    Taxes                                                                                   425                 2,985
                                                                                ==================== ====================
Supplemental Disclosures of Cash Flow Information-Non-Cash Investing
 and Financing Activities
    Common stock issued for conversion of notes and interest                                  -               562,511
    Common stock issued for GIG acquisition                                                   -               146,720
                                                                                ==================== ====================


See notes to consolidated financial statements.

IFS International Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS") and Network Controls International, Inc., a North Carolina Corporation ("NCI"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of July 31, 2002, the consolidated statements of operations for the three and nine months ended July 31, 2002 and 2001 and the consolidated statements of cash flows for the three months ended July 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments made except for bad debts and other writeoffs, include only normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows at July 31, 2002 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended April 30, 2002. The results of operations for the periods ended July 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Note 2 - Revenue Recognition

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

Note 3 - Write Offs of Software Development Costs and Intangibles

Capitalized software development costs of approximately $1,400,000 related to the NCI Business Centrea product were written off in January 2001 based on circumstances at that time. All software development costs related to this product have since then been expensed.

In January 2001, we also wrote down the carrying value of the excess of cost over fair value of net assets of business acquired related to the purchase of Network Controls International, Inc. The delay in the acceptance of the Business Centrea product, coupled with the decline in revenues related to legacy based NCI products, indicated that the carrying value of the intangible asset was impaired. As such, we wrote down the carrying value by approximately $1,060,000. In April 2002, we further wrote down the carrying value of the excess of cost over fair value of the NCI purchase by $300,000. The remaining carrying value of the intangible asset approximates $445,000 at July 31, 2002. In accordance with the implementation of FAS 142 in May 2002, the remaining carrying value is not amortized but is tested for impairment on a quarterly basis.

Note 4 - Acquisitions/Dispositions

On-Point Technology

In May 2000, the Company purchased the assets of On-Point Technology Systems, Inc., and a related entity in an Asset Purchase Agreement. The asset purchase included shares of a UK Company in the development stages. We initially issued 20,179 shares of our common stock with a market value of $90,000 in exchange for the assets acquired. Depending upon certain adjustments, we presently estimate that an additional 112,000 to 2,222,222 shares will be issued pursuant to terms in the purchase agreement. We did not regard this acquisition as material.

IFS International Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

In October 2001 the Company entered into a Termination Agreement wherein the ownership of GIG was transferred back to the original GIG principals. The agreement called for the termination of the acquisition agreement, the transfer of all of the outstanding common stock of GIG back to the original GIG principals, the transfer of all common shares of the Company held by GIG principals back to IFS International Holdings, and a payment to GIG of $52,500. The Company's common shares were held in escrow until the $52,500 payment was made. Pursuant to the terms of the agreement, we have defaulted on making our payment to GIG, therefore the shares will remain with the GIG principals.

The operating results of GIG have been classified as discontinued operations.

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

A total of 1,637,227 shares were ultimately issued based upon the earn-out provisions of the merger agreement. In January 2001, and April 2002, the excess of costs over fair value of net assets of business acquired attributable to the NCI acquisition were written down to expected cash flows of the acquired business (See Note 3).

Note 5 - Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS 128 establishes standards for computing and presenting EPS. Potential common shares are excluded from the earnings per share computation if their effect is anti-dilutive, as is the case for the period ended July 31, 2002.

IFS International Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Recent Accounting Pronouncements

In July 2001, FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. FAS 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 was implemented in May 2002. The adoption of FAS 141 and FAS 142 has not had a material impact on the results of operations or financial position of the Company through July 31, 2002.

Note 7 - e-Point International

In June 2001, the Company entered into an agreement to sell the assets of On-Point Technology Systems, Inc. ("On-Point") to e-Point International ("e-Point"). The primary asset sold was the Company's right to a brand name acquired from On-Point. The terms of the sale required that the purchase price be paid in December 2001. As of July 31, 2002, this remains unpaid. Revenue from the sale of the assets has been deferred until such time that we receive the sale proceeds. In a separate transaction, the Company entered into (among others) a multiple software license, maintenance and service agreements with e-Point. Due to a failure and delay of e-Point's financing e-Point has not been able to pay on these agreements. e-Point had entered into an alternative financing plan to pay on these agreements plus interest, penalties and other charges. The plan requires fixed monthly payments and additional payments if e-Point received additional financing. We have received approximately $280,000 to date from e-Point. e-Point has defaulted on its November 2001 through March 2002 payments of $175,000 each and no payments have been received during the quarter ending July 31, 2002. Due to the default, management has fully reserved all amounts due from e-Point, as they have not demonstrated an ability to abide by the alternative financing plan.

During the quarter ended July 31, 2001, we recognized approximately $2,000,000 in software license and installation contract fees relating to the sale of the multiple software license noted above. Due to the inability of e-Point to abide by the terms of the payment agreement we charged off all remaining amounts due from e-Point during the quarter ended October 31, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i) general economic conditions, (ii) competitive market influences,
(iii) the development of the capacity to accommodate additional and larger contracts, (iv) adequate financing, (v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, and (vii) acceptance of new products including TP-CMS and NCI Business Centre a by a significant number of new customers.

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

Results of Operations

In the first quarter of fiscal year 2001, our IFS subsidiary entered into a multiple license sale of $2,000,000 to a single customer that was immediately recognized because we were not obligated to perform additional services and collection was reasonably assured. The customer was only able to pay a portion of the amount due, so that in the second quarter for the year ended April 30, 2002, the remaining amount due was charged off. The charge off was reclassified against revenues in our April 30, 2002 annual financial statements. Our IFS subsidiary had no substantial revenues from multiple license agreements subsequent to the aforesaid agreement.

Total revenues of $1,617,472 for the quarter ended July 31, 2002 represent a decrease of $2,211,746 or 57.8%, from total revenues of $3,829,218 for the quarter ended July 31, 2001. Total revenues for NCI of $866,742 for the quarter ended July 31, 2002 represent an increase of $144,935 or 20.1%, over total revenues of $721,807 for the quarter ended July 31, 2001 primarily as a result from continued demand of its legacy products. Total revenues for IFS of $750,730 for the quarter ended July 31, 2002 represents a decrease of $2,356,681 or 75.8% from total revenues of $3,107,411 for the quarter ended July 31, 2001. This decline is principally a result of the $2,000,000 multiple license fee discussed above without any comparable agreement in the subsequent period. Even without giving effect to this multiple license sale, total revenues of IFS declined because it did not generate significant new business.

Software license and installation contract fees decreased by $2,235,311 or 75.9% to $711,042 during the three months ended July 31, 2002 as compared to $2,946,353 for the three months ended July 31, 2001 as a result of the above mentioned multiple license fee in the prior period.

The decrease in software license and installation contract fees is primarily a result of a decrease in sales of software license fees from our IFS subsidary. The increase in NCI's software license and installation contract fees was primarily due to the continued demand for NCI's legacy products.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 77.1% of total revenues for the three months ended July 31, 2002 as compared to 93.7% for the three months ended July 31, 2001. We expect total revenues from foreign countries to remain a significant portion of our revenues in the future.

Gross profit, expressed as a percentage of total revenues, decreased to 68.8% for the quarter ended July 31, 2002, as compared to 82.5% for the quarter ended July 31, 2001.The decrease in our gross profit is primarily attributable to the aforementioned license sale recorded in the prior period.

The excess of cost over fair value of net assets of business acquired in the NCI acquisition is approximately $445,000 at July 31, 2002 net of accumulated amortization and write downs (See Note 3 to the Consolidated Financial Statements). Amortization expense for the three months ended July 31, 2001 was $93,155. In accordance with FAS 142, we currently do not amortize this intangible asset but test for impairment on a quarterly basis. No impairment has been recognized during the three months ended July 31, 2002.

Software costs capitalized for the quarter ended July 31, 2002 were approximately $115,000 as compared to approximately $95,000 for the quarter ended July 31, 2001. Capitalized costs are being amortized on a straight-line basis over the estimated five-year marketing lives of the current electronic funds transfer software versions. The recoverability of our capitalized software costs is dependent upon our ability to attract and retain customers for our electronic funds transfer software products.

Our net loss was $16,614 for the quarter ended July 31, 2002, as compared with a net income of $652,784 for the quarter ended July 31, 2001. The change resulted from factors set forth above, primarily the large license sale recorded in the prior period.

The Company has net operating loss carryforwards of approximately $16,000,000 as of April 30, 2002. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit of $7,054,110 at April 30, 2002 decreased slightly to a deficit of $7,038,148 at July 31, 2002. Presently, the Company does not have sufficient capital resources to pay past accrued liabilities and current operations. If our revenues do not increase and if we do not obtain financing we may not continue as a going concern.

In the past we depended upon cash flow from operations to finance our current working capital requirements. Throughout fiscal year 2002 and particularly in the last quarter of the year, we have had extreme liquidity issues. As a result of the capital shortage certain executive officers have advanced funds including our chief executive who has also deferred salaries owed to him. As a result of our cash flow situation we have had problems meeting our obligations including payroll and payroll taxes and have defaulted on a number of agreements and arrangements we have entered into. We are also in default on our real estate mortgage obligation because we failed to satisfy certain financial covenants. Payments due under the mortgage are current or near current. Because of our breach of the covenants the mortgagors might accelerate the payment of our mortgage. As a result of our problems we have cut costs significantly including reducing the staff of our subsidiaries. We have embarked upon a program to enter arrangements to reduce and or defer payments of our obligations. Some of our creditors have rejected our proposals and one has entered a judgement.Other of our creditors have accepted our proposals and we are negotiating with them. In addition, we are hopeful that revenues from existing customers along with funds received from new business will alleviate some of our liquidity issues.

Our liquidity problems have arisen and future liquidity problems may arise in part from the timing of the cash payment for our installations. IFS is required to make substantial expenditures for installation prior to payment. As a result, we are required to fund a portion of the costs of configuration and installation of these products from available capital. Any substantial increase in the number of installations or delay in payment could create working capital shortages. We have and may in the future also expend significant funds in anticipation of performance of new contracts or business opportunities by retaining sales and other personnel. If such new contracts or anticipated business opportunities are delayed or if any contracts are terminated or new business opportunities are cancelled or acceptance of product delayed, we may experience working capital shortages. In any of these events, we may have a need for additional financing for current operations. There can be no assurance that additional financing requirements for operations will be available on terms acceptable to us if at all. Accordingly the Company may not then be able to continue as a going concern.

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


(a) On November 9, 2001, an action was commenced in New York State Supreme Court against the Company by a former officer and employee, alleging breaches of a termination agreement. The action alleged damages of over $500,000. The suit was initially settled without the payment of cash, for an equity interest in our Bangladesh investment. Alleging breach of the settlement agreement the individual claimed a judgement against us for $500,000. A subsequent settlement was entered into on September 9, 2002, disposing of all claims. The agreement required the Company to pay $10,000 upon signing and requires the balance of $40,000 to be paid in eight monthly installments beginning on October 15, 2002. In the event the Company defaults, the remaining balance may be accelerated with the possible payment of an additional $10,000 in damages.

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

(d) On June 5, 2002 Proskauer Rose, a law firm that represented us in an arbitration, in turn commenced an arbitration proceeding against the Company in Los Angeles, California. The lawsuit seeks the recovery of legal fees in the claimed amount of $255,080. This creditor has obtained a judgement against us.

(e) In June 2001 we settled an arbitration proceeding against us. We have defaulted to make some of the payments required under the settlement agreement and the plaintiff has the right to file a judgment up to $110,000.

(f) The Company's subsidiary, IFS International, Inc., is a defendant in an action commenced in the United States District Court for the Northern District of New York. The plaintiff seeks to recover in excess of $620,000 for credits and advances allegedly made by them. IFS International believes it has valid defenses to these claims and has asserted a counterclaim for approximately $185,000.

(g) We also have received a claim for the issuance of additional shares pursuant to our agreement with a seller for the sales of assets. This seller has claimed up to 2,222,222 shares. We believe, if the seller is owed anything it is between 112,000 to 721,000 shares.

                                    Signature



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 23, 2002            IFS International Holdings, Inc.
By:

/s/ Per Olof Ezelius
-----------------------------
Per Olof Ezelius
President and CEO


/s/ Carmen A. Pascuito
-----------------------------
Carmen A. Pascuito
CFO and Secretary