Form 10QSB
period 2002-10-31
IFS INTERNATIONAL HOLDINGS INC
filed 2002-12-23
CIK 808310

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549




                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the Quarterly Period ended October 31, 2002

                                       or

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

Common Stock, $.001 par value, 8,809,122 shares outstanding as of November 29, 2002.

                IFS International Holdings, Inc. and Subsidiaries

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                          Part I. Financial Information


Item 1.  Consolidated Unaudited Financial Statements

Consolidated Balance Sheets
October 31, 2002 (unaudited) and April 30, 2002..............................2-3

Consolidated Statements of Operations,
three months and six months ended October 31, 2002 and 2001 (unaudited)........4

Consolidated Statements of Cash Flows,
six months ended October 31, 2002 and 2001 (unaudited).........................5

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


Item 1.  Legal Proceedings....................................................12

Item 2.  Changes in Securities................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

                          Part I. Financial Information
               Item 1. Consolidated Unaudited Financial Statements

                IFS International Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
               Ocotber 31, 20002 (Unaudited-Not reviewed by independent
                         accountants)and April 30, 2002



                                                    October 31,        April 30,
                                                       2002              2002
                                                   ------------      -----------
ASSETS

CURRENT ASSETS
   Cash                                                $53,017           $16,583
   Trade accounts receivable, net                      847,382           681,369
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                          164,067           125,192
   Inventory                                            21,658            21,608
   Other current assets                                230,390           236,699
                                                       -------           -------

      Total current assets                           1,316,513         1,081,451
                                                     ---------         ---------

PROPERTY, EQUIPMENT AND IMPROVEMENTS, net            1,948,370         2,067,551
                                                     ---------         ---------

OTHER ASSETS
   Capitalized software costs, net                     516,388           451,047
   Excess of cost over fair value of net assets
    of business acquired, net                          445,398           445,398
   Investments                                          53,991            53,991
   Other                                                62,999            87,144
                                                        ------            ------

      Total other assets                             1,078,776         1,037,580
                                                     ---------         ---------

                                                    $4,343,659        $4,186,582
                                                    ==========        ==========


See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
            Ocotber 31, 20002 (Unaudited-Not reviewed by independent
                         accountants)and April 30, 2002

                                                    October 31,        April 30,
                                                       2002              2002
                                                   --------------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities
   Current maturities of long term debt            $2,138,118         $2,199,428
   Accounts payable                                 1,319,326          1,229,253
   Accrued compensation and related liabilities     1,765,974          1,314,517
   Other accrued expenses                           1,800,016          1,851,537
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                173,212            285,339
   Deferred revenue and customer deposits           1,010,892          1,147,029
                                                    ---------          ---------

      Total current liabilities                     8,207,538          8,135,561
                                                    ---------          ---------

shareholders' equity
   Preferred stock, $.001 par value; 25,000,000 shares authorized:
    Series B, 161,250 shares issued and outstanding
     liquidation preference $11.50 per share            161                  161
    Series 2000-1, 533, shares issued and
outstanding,                                            534                  534
     liquidation preference $2.50 per share
   Common stock $.001 par value; 50,000,000 shares
     authorized:8,809,122 and 6,777,324 shares issued  8,811               8,811
   Additional paid-in capital                     17,370,438          17,370,438
   Accumulated deficit                           (21,211,541)       (21,297,357)
   Accumulated other comprehensive (loss)            (21,266)           (21,982)
                                                    -------             --------

                                                  (3,853,579)        (3,938,679)
Less treasury stock, 5,000 shares, at cost           (10,300)           (10,300)
                                                     -------            --------

Total shareholders' equity                        (3,863,879)        (3,948,979)
                                                  ----------         -----------

                                                  $4,343,659          $4,186,582
                                                  ==========          ==========

See notes to consolidated financial statements.

                IFS International Holdings, Inc. and Subsidiaries
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited-Not reviewed by independent accountants)

                                                               Six             Six             Three           Three
                                                             Months           Months          Months           Months
                                                              Ended           Ended            Ended           Ended
                                                           October 31,     October 31,      October 31,     October 31,
                                                              2002             2001            2002             2001
                                                         ---------------- --------------- ---------------- ---------------
Revenues:
   Software license and installation contract fees         $1,456,624       $4,654,870        $745,583       $1,708,517
   Service and maintenance revenue                          1,796,394        2,332,968         968,062        1,191,669
   Hardware sales                                             137,944           43,614          59,846           37,342
                                                            ---------        ---------       ---------        ---------
                                                            3,390,963        7,031,452       1,773,491        2,937,528
                                                            ---------        ---------       ---------        ---------
Cost of Revenues:
   Software license and installation contract fees            390,688          739,799         202,427          416,164
   Service and maintenance revenue                            649,049          950,632         356,037          499,623
   Hardware sales                                              38,707           12,324          14,708           12,037
                                                            ---------        ---------       ---------        ---------
Gross profit                                                2,312,519        5,328,697       1,200,319        2,009,704
                                                            ---------        ---------       ---------        ---------
Operating expenses:
   Research and development                                   453,952          899,531         178,728          386,899
   Salaries                                                   634,596        1,732,734         320,125          916,772
   Rent and occupancy                                         253,075          299,549         128,817          132,383
   Selling, general and administrative                        630,600        1,831,650         347,402          910,621
   Other                                                      140,292          349,992          57,711          175,412
   Bad debt                                                    32,518                -          32,518                -
                                                              ---------        ---------       ---------        ---------
                                                              2,145,033        5,113,456       1,065,300        2,522,087
                                                              ---------        ---------       ---------        ---------

Income (loss) from operations                                 167,486          215,241         135,019         (512,383)
Other income (expense):
   Interest expense                                          (100,881)        (138,004)        (53,483)         (43,896)
   Interest income                                                 90              575              90              312
   Other                                                       (3,878)          18,014          (2,195)            (968)
                                                               ---------      ---------        ---------       ---------

Net income (loss) from continuing operations before
   income taxes                                                62,817            95,826          79,430         (556,935)
Provision (benefit) for income taxes                                -               (23)              -                -
                                                             ---------         --------        ---------       ---------
Net income (loss) from continuing operations                   62,817            95,849           79,430        (556,935)
                                                             ---------         ---------       ---------       ---------
Loss from discontinued operations                                   -          (170,428)              -         (170,428)
                                                             -----------        ----------     ----------     ------------
Net income (loss)                                             $62,817          $(74,579)         $79,430       $(727,363)
                                                             ===========        ==========     ==========     ============



Basic income (loss) per common share from continuing
 operations                                                      $(0.00)          $0.01          $(0.00)          $(0.07)
                                                         ---------------- --------------- ---------------- ---------------
Weighted average common shares outstanding                    8,809,000       8,063,000       8,809,000        8,467,000
                                                         ---------------- --------------- ---------------- ---------------
Diluted loss per common share from continued operations
                                                                  $0.00           $0.00          $(0.00)          $(0.02)
                                                         ---------------- --------------- ---------------- ---------------
Weighted average common and common equivalent shares
outstanding                                                  73,809,000      27,535,000      73,809,000       27,939,000
                                                         ---------------- --------------- ---------------- ---------------
Basic loss per common share                                      $(0.00)        $(0.01)          $(0.00)          $(0.09)
                                                         ---------------- --------------- ---------------- ---------------
Diluted loss per common share                                    $(0.00)        $(0.00)          $(0.00)          $(0.03)
                                                         ---------------- --------------- ---------------- ---------------

See notes to consolidated financial statements.

               IFS International Holdings, Inc. and Subsidiaries
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited-Not reviewed by independent accountants)


                                                                                      Six Months Ended     Six Months Ended
                                                                                      October 31, 2002     October 31, 2001
                                                                                     -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                        $62,817             $(74,579)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                          279,649              494,542
   Amortization of discount on notes payable                                                    -                2,402
   Loss on disposition of subsidiary                                                            -              170,428
  Changes in assets and liabilities:
   Inventory                                                                                  (50)              12,675
   Trade accounts receivable, net                                                        (166,013)            (563,373)
   Costs, estimated earnings and billings on uncompleted contracts                       (151,003)            (156,082)
   Other current assets                                                                     6,309             (111,469)
   Other receivables                                                                            -              228,840
   Accounts payable                                                                        90,073              504,428
   Accrued expenses                                                                       422,935              107,365
   Deferred revenue and customer deposits                                                (244,594)            (208,960)
                                                                                          -------             --------

     Net cash provided by operating activities                                            300,123              406,217
                                                                                          -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Equipment purchases                                                                      (35,583)             (58,928)
 Capitalized software and license costs                                                  (166,080)            (323,977)
                                                                                         --------             --------

     Net cash used in investing activities                                               (201,663)            (382,905)
                                                                                         ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long term debt                                                     (26,310)             (28,033)
 Net repayments on officers advances                                                            -             (135,000)
 Proceeds from issuance of note payable                                                   (35,000)              50,000
 Proceeds from line of credit                                                                   -              108,750
 Proceeds from issuance of stock                                                                -                3,000
                                                                                          ---------            --------
      Net cash used in financing activities                                               (61,310)              (1,283)
                                                                                          ---------            ---------
Effect of exchange rate changes on cash                                                      (716)              16,963
                                                                                          ---------            ---------
Increase in cash                                                                           36,434               38,992
                                                                                          ---------            ---------
Cash:
 Beginning of year                                                                         16,583              116,552
                                                                                          ---------          -----------
 End of period                                                                            $53,017             $155,544
                                                                                          =========          ===========

Supplemental Disclosures of Cash Flow Information
------------------------------------------------------------------------------------ -------------------- --------------------
Cash paid during the six months for:
Interest                                                                                   85,682              $83,819
Taxes                                                                                         425                5,628
================================================================================ ==================== ====================
Supplemental Disclosures of Cash Flow Information-Non-Cash Investing and
 Financing Activities
Common stock issued for conversion of notes, interest and other liabilities                     -              470,258
Common stock issued for GIG acquisition                                                         -              146,720
                                                                                         =========             =========


See notes to consolidated financial statements.

               IFS International Holdings, Inc. and Subsidiaries


Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of IFS International Holdings, Inc., a Delaware Corporation (the "Company"), and its wholly-owned operating subsidiaries, IFS International, Inc., a New York Corporation ("IFS") and Network Controls International, Inc., a North Carolina Corporation ("NCI"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of October 31, 2002, the consolidated statements of operations for the three and six months ended October 31, 2002 and 2001 and the consolidated statements of cash flows for the six months ended October 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments made except for bad debts and other write-offs, include only normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows at October 31, 2002 and for all periods presented.

The condensed consolidated unaudited financial statements for the three months and six months ended October 31, 2002 were not reviewed by outside independent accountants as is normally done. Upon completion of the review, an amendment to this Form 10-QSB will be made as appropriate.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended April 30, 2002. The results of operations for the periods ended October 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Note 3 - Write Offs of Software Development Costs and Intangibles

In January 2001, we wrote down the carrying value of the excess of cost over fair value of net assets of business acquired related to the purchase of Network Controls International, Inc. The delay in the acceptance of the Business Centrea product, coupled with the decline in revenues related to legacy based NCI products, indicated that the carrying value of the intangible asset was impaired. As such, we wrote down the carrying value by approximately $1,060,000. In April 2002, we further wrote down the carrying value of the excess of cost over fair value of the NCI purchase by $300,000. The remaining carrying value of the intangible asset approximates $445,000 at October 31, 2002. In accordance with the implementation of FAS 142 in May 2002, the remaining carrying value is not amortized but is tested for impairment on a quarterly basis.

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

In October 2001 the Company entered into a Termination Agreement wherein the ownership of GIG was transferred back to the original GIG principals. The agreement called for the termination of the acquisition agreement, the transfer of all of the outstanding common stock of GIG back to the original GIG principals, the transfer of all common shares of the Company held by GIG principals back to IFS International Holdings, and a payment to GIG of $52,500. The Company's common shares were held in escrow until the $52,500 payment was made. Pursuant to the terms of the agreement, we have defaulted on making our payment to GIG; therefore the shares will remain with the GIG principals.

The operating results of GIG have been classified as discontinued operations.

Note 5 - Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS 128 establishes standards for computing and presenting EPS. Potential common shares are excluded from the earnings per share computation if their effect is anti-dilutive, as is the case for the periods ended October 31, 2001.

Note 6 - Recent Accounting Pronouncements

In July 2001, FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specify the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. FAS 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of". The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. FAS 142 was implemented in May 2002. The adoption of FAS 141 and FAS 142 has not had a material impact on the results of operations or financial position of the Company through October 31, 2002.

Note 7 - e-Point International

In June 2001, the Company entered into an agreement to sell the assets of On-Point Technology Systems, Inc. ("On-Point") to e-Point International ("e-Point"). The primary asset sold was the Company's right to a brand name acquired from On-Point. The terms of the sale required that the purchase price be paid in December 2001. As of October 31, 2002, this remains unpaid. Revenue from the sale of the assets has been deferred until such time that we receive the sale proceeds.

In a separate transaction, the Company entered into (among others) a multiple software license, maintenance and service agreements with e-Point. During the quarter ended July 31, 2001, we recognized approximately $2,000,000 in software license and installation contract fees relating to this sale of the multiple software license agreement. Due to a failure and delay of e-Point's financing e-Point has not been able to pay on these agreements. e-Point has paid approximately $280,000 pursuant to original and amended terms. Due to the default, management fully reserved, and charged off to bad debt all amounts due from e-Point in the third quarter of fiscal year 2002.

 Item 2  - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Forward looking information

The statements below and certain other statements contained in this quarterly report on Form 10-QSB are based on current expectations. Such statements are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following (i)adequate financing , (ii) competitive market influences, (iii) the development of the capacity to accommodate additional and larger contracts,
(iv)general economic conditions, (v) continued acceptance of the Company's software products by a significant number of new customers, (vi) the Company's continued relationship with computer manufacturers, and (vii) acceptance of new products including TP-CMS and NCI Business Centrea by a significant number of new customers.

Introduction

We derive revenues from the licensing, consulting services and maintenance agreements for our subsidiaries software products and hardware sales.

The preparation of functional specifications, customization, installation of TPII and TP-CMS software products and the training of our customers personnel in the use of the products, takes an average of six to nine months. The timing is dependent upon acceptance of the EFT System by the customer. Completion of an NCI license agreement typically takes an average of two to six months. IFS' customers generally pay 30% to 50% of the contract price upon execution of the licensing agreement and also make progress payments prior to acceptance. NCI customers typically pay the license fees upon installation or delivery of the product.

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

Our revenue recognition policies conform to the guidelines of Staff Accounting Bulletin No. 101 (SAB 101) of the United States Securities and Exchange Commission. We have recorded revenue from sales of software licenses and systems under standards applicable to contract accounting using the percentage of completion method. The percentage of completion method records revenues as measured by estimates of the progress as determined by costs incurred.

A substantial majority of IFS Subsidiaries sales are and will continue to be made outside the United States.

Results of Operations

Total revenues of $1,773,491 for the quarter ended October 31, 2002 represent a decrease of $1,164,037 or 39.6%, from total revenues of $2,937,528 for the quarter ended October 31, 2001. Total revenues of $3,390,963 for the six months ended October 31, 2002 represent a decrease of $3,640,489 or 51.8%, over total revenues of $7,031,452 for the six months ended October 31, 2001. The decrease in total revenues is primarily a result of a decrease in software license and installation contract fees and service and maintenance revenue partially offset by an increase in hardware revenue. Included in the prior six month period revenue for our IFS subsidiary was a software license contract sale of $2,000,000 that resulted from a multiple license sale to a single customer. The revenue was initially recognized because there was no obligation to perform additional services. Approximately $1,700,000 of this sale was subsequently charged to bad debt in the third quarter of fiscal year 2002. NCI's total revenue was $832,533 for the quarter ended October 31, 2002; this represents a decrease of $658,465 or 44.2 %, over total revenues of $1,490,998 for the quarter ended October 31, 2001. Total revenues for NCI of $1,699,275 for the six months ended October 31, 2002 represent a decrease of $513,530 or 23.2%, over total revenues of $2,212,805 for the six months ended October 31, 2001. IFS total revenue was $940,958 for the quarter ended October 31, 2002; this represents a decrease of $505,572 or 35.0%, over total revenues of $1,446,530 for the quarter ended October 31, 2001. Total revenues from our IFS subsidiary of $1,691,688 for the six months ended October 31, 2002 represent a decrease of $3,126,959 or 64.9%, over total revenues of $4,818,647 for the six months ended October 31, 2001.

Consolidated, software license and installation contract fees decreased by $3,198,246 or 68.7% to $1,456,624 during the six months ended October 31, 2002 as compared to $4,654,870 for the six months ended October 31, 2001.

The decrease in software license and installation contract fees is a result of several factors. Revenue in the prior period includes the $2,000,000 multiple license sale mentioned above and subsequently reserved for. There were no similar sales of this type in the current period. The decrease is also attributable to the absence of new orders. The decrease in NCI's software license and installation contract fees was primarily due to the lesser demand for NCI's legacy products and the fact that a significant license sale was recognized in the quarter ending October 31, 2001.

Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 83.9% of total revenues for the three months ended October 31, 2002 as compared with 81.4% for the three months ended October 31, 2001. Revenues from licensing of software products and hardware sales in countries outside the United States accounted for 80.6% of total revenues for the six months ended October 31, 2002 as compared to 82.2% for the six months ended October 31, 2001. We expect total revenues from foreign countries to remain a significant portion of our revenues in the future.

Gross profit, as expressed as a percentage of total revenues, remained relatively static at 67.7% for the quarter ended October 31, 2002, as compared to 68.4% for the quarter ended October 31, 2001. Gross profit, as expressed as a percentage of total revenues, decreased slightly to 68.2% for the six months ended October 31, 2002, as compared to 75.8% for the six months ended October 31, 2001.

Amortization expense for the NCI acquisition for the three months ended October 31, 2001 was $93,155. In accordance with FAS 142, we currently do not amortize this intangible asset but test for impairment on a quarterly basis. No impairment has been recognized during the periods ended October 31, 2002.

Capitalized software costs for the quarter ended October 31, 2002 were approximately $51,000 as compared to $225,732 for the quarter ended October 31, 2001. Software costs capitalized for the six months ended October 31, 2002 were $166,000 as compared to $323,977 for the six months ended October 31, 2001. Capitalized costs are being amortized on a straight-line basis over the estimated five-year marketing lives of IFS' current versions of TP II and TP-CMS software products. The recoverability of our capitalized software costs is dependent upon our ability to attract and retain customers for our electronic funds transfer software products.

The net income for the quarter was $79,430 for the quarter ended October 31, 2002, as compared to net loss of $727,363 for the quarter ended October 31, 2001. Net income was $62,817 for the six months ended October 31, 2002 as compared with a loss of $74,579 for the six months ended October 31, 2001.

The Company has net operating loss carry forwards of approximately $16,000,000 as of April 30, 2002. Pursuant to the Tax Reform Act of 1986 and subsequent legislation, utilization of these carry forwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit of $7,054,110 at April 30, 2002 decreased slightly to a deficit of $6,891,024 at October 31, 2002. Presently, the Company does not have sufficient capital resources to pay past accrued liabilities and current operations. If our revenues do not increase and if we do not obtain financing we may not continue as a going concern.

In the past we depended upon cash flow from operations to finance our current working capital requirements. Throughout fiscal year 2002 and particularly in the last quarter of the year, we have had extreme liquidity issues. As a result of the capital shortage certain executive officers have advanced funds including our chief executive of the Company and of a subsidiary who has also deferred salaries owed to him. As a result of our cash flow situation we have had problems meeting our obligations including payroll and payroll taxes and have defaulted on a number of agreements and arrangements we have entered into. While we do not believe there is a material default of our payment obligations under our real estate mortgage, we are in breach of certain financial covenants of this mortgage. Payments due under the mortgage are current or near current. Because of our breach of the covenants the mortgagors might accelerate the payment of our mortgage. As a result of our problems we have cut costs significantly including reducing the staff of our subsidiaries. We have embarked upon a program to enter arrangements to reduce and or defer payments of our obligations. Some of our creditors have rejected our proposals and one has entered a judgment. We are in default of certain of these arrangements. Other of our creditors have accepted our proposals and we are negotiating with them. In addition, we are hopeful that our revenues will increase from existing customers and possible new business we seeking. We are seeking additional alternatives. There is no assurance that increased funds will be available through these alternatives or operations. Accordingly the Comppany may not then be able to continue as a going concern.

Our liquidity problems have arisen and future liquidity problems may arise in part from the timing of the cash payment for our installations. IFS are required to make substantial expenditures for installation prior to payment. As a result, we are required to fund a portion of the costs of configuration and installation of these products from available capital. Any substantial increase in the number of installations or delay in payment could create working capital shortages. We have and may in the future also expend significant funds in anticipation of performance of new contracts or business opportunities by retaining sales and other personnel. If such new contracts or anticipated business opportunities are delayed or if any contracts are terminated or new business opportunities are cancelled or acceptance of product delayed, we may experience working capital shortages. In any of these events, we may have a need for additional financing for current operations. There can be no assurance that additional financing requirements for operations will be available on terms acceptable to us if at all.

QUARTER-TO-QUARTER SALES AND EARNING VOLATILITY

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

Additional factors effecting quarterly results include the timing of revenue recognition of software license sales, third party sales and the timing of the hiring or loss of personnel, capital expenditures, operating expenses and other costs relating to the expansion of operations, general economic conditions and acceptance and use of our products.

INFLATION

We have not experienced any meaningful impact on our sales or costs as the result of inflation.

               IFS International Holdings, Inc. and Subsidiaries

                           Part II - Other Information

Item 1  -   Legal Proceedings

(a) On November 9, 2001, an action was commenced in New York State Supreme Court against the Company by a former officer and employee, alleging breaches of a termination agreement. The action alleged damages of over $500,000. The suit was initially settled without the payment of cash, for an equity interest in our Bangladesh investment. Alleging breach of the settlement agreement the individual claimed a judgment against us for $500,000. A subsequent settlement was entered into on September 9, 2002, disposing of all claims. The agreement required the Company to pay $10,000 upon signing and requires the balance of $40,000 to be paid in eight monthly installments beginning on October 15, 2002. In the event the Company defaults, the remaining balance may be accelerated with the possible payment of an additional $10,000 in damages.

(b) On December 17, 2001, John Singleton, a former Chairman of the Board, commenced an arbitration proceeding by filing a Statement of Claim against the Company seeking $292,000 for alleged breaches of certain consultation agreements and compensation for services rendered outside the scope of the agreements. On February 25, 2002, the Company served and filed an Answer denying the material allegations of the claim. A hearing has been set for March 11, 2003.

(c) The Company's subsidiary, IFS International, Inc., is a defendant in an action commenced in the United States District Court for the Northern District of New York. The plaintiff seeks to recover in excess of $620,000 for credits and advances allegedly made by them. IFS International believes it has valid defenses to these claims and has asserted a counterclaim for approximately $185,000.

(d) We also have received a claim for the issuance of additional shares pursuant to our agreement with a seller for the sales of assets. This seller has claimed up to 2,222,222 shares. We believe, if the seller is owed anything it is between 112,000 to 721,000 shares.

(e) On August 23, 2002 Robert Half International, Inc., an employment placement agency, filed suit against us in the Supreme court of New York, County of Rensselaer. The action seeks money damages in the amount of $36,750, plus interest, costs and attorneys fees. We filed an answer denying liability and interposing a counterclaim seeking to recover certain sums paid to the former employee obtained through Robert Half's services. After conducting some written discovery, we have agreed to a settlement with Robert Half, pursuant to which we have agreed to pay 50% of the amount claimed, or $18,375 over time. We have made the initial installment of $3,000, and the remaining balance of $15,375 is payable over a period of 12 months in equal monthly installments.

(f) On October 7, 2002, our former Chairman and CEO, filed an action in the U.S. District Court for the Northern District of New York, seeking payment of compensatory damages in the amount of $201,192.62, punitive damages in the amount of $ 1 million, attorneys fees and interest. The suit alleges breach of a certain agreement concerning the terms and conditions under which plaintiff resigned as an officer and director of the company. We believe we have meritorious defenses, and have filed an Answer with counterclaim, in which we deny liability and seek damages not covered by the release in the settlement agreement. The Board of Directors is investigating the allegations contained in the counter claim.

(g) On November 8, 2002 our former CFO, filed an action in the Supreme Court of the State of New York, County of Saratoga, seeking payment for alleged unpaid salary in the amount of $12,923.09, further damages relating to his termination in the amount of $500,000, and further damages based upon a theory of intentional misrepresentation in the amount of $1 million. We have filed an Answer containing a counterclaim alleging that Mr. Principe misrepresented his qualifications for the position of CFO and seeking $20,000 in damages and an offset to his claim. No discovery has been undertaken by either party.

(h) On October 23, 2002 a former employee filed an action against Network Controls International, Inc. in the General Court of Justice Superior Court Division in the State of North Carolina, County of Mecklenburg, seeking payment for alleged unpaid salary and other amounts for approximately $35,0000. We have claims, not yet filed, against the employee for breach of his Non-Compete agreement with our subsidiary.

Item 2. Changes in Securities

On October 4, 2002, IFS International Holding, Ltd. (the "Company") concluded a transaction to change the terms of the Series B Convertible Preferred Stock (the "Series B"). The effect of the transaction is to amend the terms of the Series B to provide for a fixed conversion of the Series B shares into 65,000,000 common shares with the immediate voting rights on an as-converted basis. The amount of shares is substantially below what the holder believed it was entitled to receive upon conversion. The shares and rights will be transferred to a joint venture to be operated as a limited liability company (the "Joint Venture") to be owned equally by the Shaar Fund and certain Australian investors. The latter investors owned approximately over 1,400,000 shares of the Company, which are also to be contributed to the joint venture. The Joint Venture will in effect own over 90% of the common stock on a fully diluted basis assuming conversion of the preferred shares.

The Transaction will require approval of the shareholders. Pending such approval, the Company has issued an intermediate security embodying substantially the same rights as the amended Series B. This intermediate security will be surrendered following approval of the amended Series B.

Item 6. Reports on Form 8-K

A current report was filed on October 4, 2002 under Item 1, Changes in Control of the Registrant. This report included information as described in Item 2 above.

                                   Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 23, 2002             IFS International Holdings, Inc.
By:

/s/ Per Olof Ezelius
-----------------------------
Per Olof Ezelius
President and CEO


/s/ Carmen A. Pascuito
-----------------------------
Carmen A. Pascuito
CFO and Secretary